Form 10-K
period 2006-12-31
TRIANGLE MEZZANINE FUND LLLP
filed 2007-03-29
CIK 1190711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33130
Triangle Mezzanine Fund LLLP
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	42-1576333 (I.R.S. Employer Identification No.)

3600 Glenwood Avenue, Suite 104 Raleigh, North Carolina (Address and zip code of principal executive offices)	27612 (Zip Code)
Registrant’s telephone number, including area code: (919) 719-4770
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Partnership interests of Triangle Mezzanine Fund LLLP
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☐
The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Part II Items 4, 10, 11, 12 and 13 have been omitted in accordance with Instruction I(2)(a) and (c).
All of the registrant’s partnership interests are directly and indirectly owned by Triangle Capital Corporation (File No. 001-33130), which files reports pursuant to the Securities Exchange Act of 1934, as amended.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

TRIANGLE MEZZANINE FUND LLLP
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS
     This Annual Report contains forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report and elsewhere in this Annual Report. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Annual Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
PART I
Item 1. Business.
Formation of Our Company
     Triangle Mezzanine Fund LLLP (the “Existing Fund”) is a wholly owned subsidiary of a recently organized Maryland corporation, Triangle Capital Corporation (the “Company”). The Company was formed on October 10, 2006 for the purposes of acquiring 100% of the equity interests in the Existing Fund and its former general partner, Triangle Mezzanine LLC (“TML”), raising capital in its initial public offering, which was completed in February 2007 (the “Offering”) and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Unless otherwise noted, the terms “we,” “us,” “our” and “Triangle” refer to the Existing Fund prior to the Offering and to Triangle Capital Corporation and its subsidiaries, including the Existing Fund, after the Offering. At the time of closing of the Offering, the following formation transactions (“Formation Transactions”) were consummated:
•	The Company acquired 100% of the limited partnership interests in the Existing Fund, which became the Company’s wholly owned subsidiary, retained its license by the United States Small Business Administration (the “SBA”) to operate as a small business investment company (an “SBIC”), continued to hold its existing investments and will make new investments with the net proceeds of the Offering.

•	The Company acquired 100% of the equity interests in TML, the general partner of the Existing Fund.
     The Offering consisted of the sale of 4,770,000 shares of the Company’s common stock at a price of $15.00 per share, resulting in net proceeds to the Company of approximately $65.2 million after deducting offering costs. As a result of the Offering and the Formation Transactions described above, we and the Company are closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act.

     The following chart reflects graphically the Company’s organizational structure after the Offering and consummation of the Formation Transactions:

(1)	Based on 6,686,760 shares of common stock outstanding.
     Our headquarters are in Raleigh, North Carolina, and our Internet address is www.tcap.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Copies of this Annual Report and other reports are available without charge upon written request to us.
Overview of our Business
     We are a specialty finance company that provides customized financing solutions to lower middle market companies located throughout the United States, with an emphasis on the Southeast. We define lower middle market companies as those having revenues between $10.0 and $100.0 million. Our investment objective is to seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments. Our investment philosophy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests.
     We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $75.0 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $2.0 and $10.0 million. We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks.
     Historically, our investments generally have ranged from $2.0 to $4.0 million due to certain investment limitations imposed by the SBA. In certain situations, we have partnered with other funds to provide larger financing commitments. With the additional capital from our recently completed Offering, we intend to increase our financing commitments to between $5.0 and $15.0 million per portfolio company. The Existing Fund operates as an SBIC and utilizes the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns. As of December 31, 2006, we had investments in 19 portfolio companies, with an aggregate cost of $52.7 million.

Our Business Strategy
     We seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments by:
•	Focusing on Underserved Markets. We believe that broad-based consolidation in the financial services industry coupled with operating margin and growth pressures have caused financial institutions to de-emphasize services to lower middle market companies in favor of larger corporate clients and capital market transactions. We believe these dynamics have resulted in the financing market for lower middle market companies to be underserved, providing us with greater investment opportunities.

•	Providing Customized Financing Solutions. We offer a variety of financing structures and have the flexibility to structure our investments to meet the needs of our portfolio companies. Typically we invest in senior subordinated debt securities, coupled with equity interests. We believe our ability to customize financing arrangements makes us an attractive partner to lower middle market companies.

•	Leveraging the Experience of Our Management Team. Our senior management team has more than 100 years of combined experience advising, investing in, lending to and operating companies across changing market cycles. The members of our management team have diverse investment backgrounds, with prior experience at investment banks, specialty finance companies, commercial banks, and privately and publicly held companies in the capacity of executive officers. We believe this diverse experience provides us with an in depth understanding of the strategic, financial and operational challenges and opportunities of lower middle market companies. We believe this understanding allows us to select and structure better investments and to efficiently monitor and provide managerial assistance to our portfolio companies.

•	Applying Rigorous Underwriting Policies and Active Portfolio Management. Our senior management team has implemented rigorous underwriting policies that are followed in each transaction. These policies include a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, allowing us to better assess the company’s prospects. After investing in a company, we monitor the investment closely, typically receiving monthly, quarterly and annual financial statements. We analyze and discuss in detail the company’s financial performance with management in addition to attending regular board of directors meetings. We believe that our initial and ongoing portfolio review process allows us to monitor effectively the performance and prospects of our portfolio companies.

•	Taking Advantage of Low Cost Debentures Guaranteed by the SBA. Our license to do business as an SBIC allows us to issue fixed-rate, low interest debentures which are guaranteed by the SBA and sold in the capital markets, potentially allowing us to increase our net interest income beyond the levels achievable by other BDCs utilizing traditional leverage.

•	Maintaining Portfolio Diversification. While we focus our investments in lower middle market companies, we seek to diversify across various industries. We monitor our investment portfolio to ensure we have acceptable diversification, using industry and market metrics as key indicators. By monitoring our investment portfolio for diversification we seek to reduce the effects of economic downturns associated with any particular industry or market sector. However, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

•	Utilizing Long-Standing Relationships to Source Deals. Our senior management team maintains extensive relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to us. These relationships historically have generated significant investment opportunities. We believe that our network of relationships will continue to produce attractive investment opportunities.

Investments
Debt Investments
     We tailor the terms of our debt investments to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. To that end, we typically seek board observation rights with each of our portfolio companies and offer managerial assistance. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and put rights. We typically add a prepayment penalty structure to enhance our total return on our investments.
     We typically invest in senior subordinated notes. Senior subordinated notes are junior to senior secured debt but senior to other series of subordinated notes. Our subordinated debt investments generally have terms of 3 to 6 years and provide for fixed interest rates between 11.0% and 13.0% per annum. Our subordinated note investments generally are secured by a second priority security interest in the assets of the borrower. Our subordinated debt investments generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment in kind, or PIK interest. In our negotiations with potential portfolio companies, we now generally seek to minimize PIK interest as we have to pay out such accrued interest as dividends to our stockholders, and the Company may have to borrow money or raise additional capital in order to meet the requirement of having to pay out at least 90.0% of its income to continue to qualify as a Regulated Investment Company, or RIC, for federal tax purposes. At December 31, 2006, the weighted average yield on all of our outstanding debt investments was approximately 13.3% and the weighted average yield, not including PIK interest, was 11.4%.
Equity Investments
     When we provide financing, we may acquire equity interests in the portfolio company. We generally seek to structure our equity investments as non-control investments to provide us with minority rights and event-driven or time-driven puts. We also seek to obtain registration rights in connection with these investments, which may include demand and “piggyback” registration rights, board observation rights and put rights. Our investments have in the past and may in the future contain a synthetic equity position pursuant to a formula typically setting forth royalty rights we may exercise in accordance with such formula.
Investment Criteria
     We utilize the following criteria and guidelines in evaluating investment opportunities. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.
•	Established Companies With Positive Cash Flow. We seek to invest in established companies with a history of generating revenues and positive cash flows. We typically focus on companies with a history of profitability and minimum trailing twelve month EBITDA of $2.0 million. We do not invest in start-up companies, distressed situations, “turn-around” situations or companies that we believe have unproven business plans.

•	Experienced Management Teams With Meaningful Equity Ownership. Based on our prior investment experience, we believe that a management team with significant experience with a portfolio company or relevant industry experience and meaningful equity ownership is more committed to a portfolio company. We believe a management team with these attributes is more likely to manage the portfolio company in a manner that protects our debt investment and enhances the value of our equity investment.

•	Strong Competitive Position. We seek to invest in companies that have developed strong positions within their respective markets, are well positioned to capitalize on growth opportunities and compete in industries with barriers to entry. We also seek to invest in companies that exhibit a competitive advantage, which may help to protect their market position and profitability.

•	Diversified Customer and Supplier Base. We prefer to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.

•	Significant Invested Capital. We believe the existence of significant underlying equity value provides important support to investments. We will look for portfolio companies that we believe have sufficient value beyond the layer of the capital structure in which we invest.
Investment Process
     Our investment committee is responsible for all aspects of our investment process. The members of our investment committee are Messrs. Garland S. Tucker III, Brent P.W. Burgess, Steven C. Lilly, Tarlton H. Long, and David F. Parker. Our investment committee meets once a week but also meets on an as needed basis depending on transaction volume. Our investment committee has organized our investment process into five distinct stages:
•	Origination

•	Due Diligence and Underwriting

•	Approval

•	Documentation and Closing

•	Portfolio Management and Investment Monitoring
     Our investment process is summarized in the following chart:
Origination
     The origination process for our investments includes sourcing, screening, preliminary due diligence, transaction structuring, and negotiation. Our origination process ultimately leads to the issuance of a non-binding term sheet. Investment origination is conducted by our seven investment professionals who are responsible for sourcing potential investment opportunities. Our investment professionals utilize their extensive relationships with various financial sponsors, entrepreneurs, attorneys, accountants, investment bankers and other non-bank providers of capital to source transactions with prospective portfolio companies.
     If a transaction meets our investment criteria, we perform preliminary due diligence, taking into consideration some or all of the following factors:
•	A comprehensive financial model that we prepare based on quantitative analysis of historical financial performance, financial projections and pro forma financial ratios assuming investment;

•	Competitive landscape surrounding the potential investment;

•	Strengths and weaknesses of the potential investment’s business strategy and industry;

•	Results of a broad qualitative analysis of the company’s products or services, market position, market dynamics and customers and suppliers; and

•	Potential investment structures, certain financing ratios and investment pricing terms.
     If the results of our preliminary due diligence are satisfactory, the origination team prepares a Summary Transaction Memorandum which is presented to our investment committee. If our investment committee recommends moving forward, we issue a non-binding term sheet to the potential portfolio company. Upon execution of a term sheet, we begin our formal due diligence and underwriting process as we move toward investment approval.
Due Diligence and Underwriting
     Our due diligence on a prospective investment is completed by a minimum of two investment professionals, which we define as the underwriting team. The members of the underwriting team work together to conduct due diligence and to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance through various methods, including, among others, on-site visits with management, in-depth review of projected financial data, interviews with customers and suppliers, management background checks, third-party accounting reports and review of any material contracts..
     In most circumstances, we utilize outside experts to review the legal affairs, accounting systems and results, and, where appropriate, we engage specialists to investigate issues like environmental matters and general industry outlooks. During the underwriting process, significant attention is given to sensitivity analyses and how companies might be expected to perform in a protracted “downside” operating environment. In addition, we analyze key financing ratios and other industry metrics, including total debt to EBITDA, EBITDA to fixed charges, EBITDA to total interest expense, total debt to total capitalization and total senior debt to total capitalization.
     Upon completion of a satisfactory due diligence review and as part of our evaluation of a proposed investment, the underwriting team prepares an Investment Memorandum for presentation to our investment committee. The Investment Memorandum includes information about the potential portfolio company such as its history, business strategy, potential strengths and risks involved, analysis of key customers and suppliers, working capital analysis, third party consultant findings, expected returns on investment structure, anticipated sources of repayment and exit strategies, analysis of historical financials, and potential capitalization and ownership.
Approval
     The underwriting team for the proposed investment presents the Investment Memorandum to our investment committee for consideration and approval. After reviewing the Investment Memorandum, members of the investment committee may request additional due diligence or modify the proposed financing structure or terms of the proposed investment. Before we proceed with any investment, the investment committee must approve the proposed investment at a meeting at which all committee members are present. Upon receipt of transaction approval, the involved investment professionals proceed to document and, upon satisfaction of applicable closing conditions, fund the investment.
Documentation and Closing
     The underwriting team is responsible for leading the negotiation of all documentation related to investment closings. We also rely on law firms with whom we have worked on multiple transactions to help us complete the necessary documentation associated with transaction closings. If a transaction changes materially from what was originally approved by the investment committee, the underwriting team requests a formal meeting of the investment committee to communicate the contemplated changes. The investment committee has the right to approve the amended transaction structure, to suggest alternative structures or not to approve the contemplated changes.
Portfolio Management and Investment Monitoring
     Our investment professionals generally employ several methods of evaluating and monitoring the performance of our portfolio companies, which, depending on the particular investment, may include the following specific processes, procedures and reports:
•	Monthly and quarterly review of actual financial performance versus the corresponding period of the prior year and financial projections;

•	Monthly and quarterly monitoring of all financial and other covenants;

•	Review of senior lender loan compliance certificates, where applicable;

•	Quarterly review of operating results, and general business performance, including the preparation of a portfolio monitoring report which is distributed to members of our investment committee;

•	Periodic face-to-face meetings with management teams and financial sponsors of portfolio companies;

•	Attendance at portfolio company board meetings through board seats or observation rights; and

•	Application of our investment rating system to each investment.
     In the event that our investment committee determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we undertake more aggressive monitoring of the affected portfolio company. The frequency of our monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.
Investment Rating System
     We monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We generally require our portfolio companies to provide annual audits in addition to monthly and quarterly unaudited financial statements. Using these statements, we calculate and evaluate certain financing ratios. For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to their financial statements to reflect the pro forma results of a company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items.
     As part of our valuation procedures we risk rate all of our investments in debt securities. Our investment rating system uses a scale of 0 to 10, with 10 being the lowest probability of default and principal loss. This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default. The system is also used to assist us in estimating the fair value of equity related securities. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. Our risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.
     In connection with the monitoring of our portfolio companies, each investment we hold is rated based upon the following ten-level numeric investment rating system:

Investment
Rating	Description
10	Investment is performing above original expectations and possibly 30.0% or more above original projections provided by the portfolio company. Investment has been positively influenced by an unforeseen external event. Full return of principal and interest is expected. Capital gain is expected.

9	Investment is performing above original expectations and possibly 30.0% or more above original projections provided by the portfolio company. Investment may have been or is soon to be positively influenced by an unforeseen external event. Full return of principal and interest is expected. Capital gain is expected.

8	Investment is performing above original expectations and possibly 21.0% to 30.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Capital gain is expected.

7	Investment is performing above original expectations and possibly 11.0% to 21.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain exists.

6	Investment is performing above original expectations and possibly 5.0% to 11.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain exists.

5	Investment is performing in line with expectations. Full return of principal and interest is expected. Depending on age of transaction, potential for nominal capital gain may be expected.

4	Investment is performing below expectations, but no covenant defaults have occurred. Full return of principal and interest is expected. Little to no capital gain is expected.

3	Investment is in default of transaction covenants but interest payments are current. No loss of principal is expected.

2	Investment is in default of transaction covenants and interest payments are not current. A principal loss of between 1.0% and 33.0% is expected.

1	Investment is in default of transaction covenants and interest (and possibly principal) payments are not current. A principal loss of between 34.0% and 67.0% is expected.

0	Investment is in default and a principal loss of between 68.0% and 100.0% is expected.

Valuation Process and Determination of Net Asset Value
     We will determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.
     Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities which are not traded on a public exchange or securities market, but for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date. Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which we have various degrees of trading restrictions are valued at fair value as determined in good faith by our board of directors. We have engaged Duff & Phelps, LLC, an independent valuation firm, to assist us in our valuation process by reviewing a selection of portfolio company valuations prepared by management.
     Determination of the fair value involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements. In addition, the SBA has established certain valuation guidelines for SBICs to follow when valuing portfolio investments.
     In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any. We prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. We also consult with members of the senior management team of each portfolio company to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
     For debt securities that are not publicly traded or for which there is no market, we begin with our investment rating of the security as described under “Investment Rating System.” Using this investment rating, we seek to determine the value of the security as if we intended to sell the security in a current sale. The factors that may be taken into account in fairly valuing such security include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies, statistical ratios compared to lending standards and to other similar securities and other relevant factors.
     For convertible debt, equity, success fees or other equity-like securities, that are not publicly traded or for which there is no market, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.
     As part of the fair valuation process, the audit committee reviews the preliminary evaluations prepared by the independent valuation firm engaged by the board of directors, as well as management’s valuation recommendations. Management and the independent valuation firm respond to the preliminary evaluation to reflect comments provided by the audit committee. The audit committee reviews the final valuation report and management’s valuation recommendations and makes a recommendation to the board of directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have included in their evaluation processes. The board of directors then evaluates the audit committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.
     Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — There may be uncertainty as to the value of our portfolio investments.”

Managerial Assistance
     As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance typically involves, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our senior management team, consisting of Messrs. Tucker, Burgess, Lilly, Long and Parker, provides such services. We believe, based on our management team’s combined experience at investment banks, specialty finance companies, and commercial banks, we offer this assistance effectively. We may receive fees for these services.
Competition
     We compete for investments with a number of business development companies and investment funds (including private equity funds, mezzanine funds and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we compete with these entities primarily on the basis of our willingness to make smaller investments, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.
     We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates that are comparable to or lower than the rates we offer. Therefore, we do not seek to compete primarily on the interest rates we offer to potential portfolio companies.
     Our competitors also do not always require equity components in their investments. For additional information concerning the competitive risks we face, see “Risk Factors — We operate in a highly competitive market for investment opportunities.”
Brokerage Allocation and Other Practices
     Since we generally acquire and dispose of our investments in privately negotiated transactions, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any brokerage commissions during the year ended December 31, 2006.
Employees
     At December 31, 2006, we employed seven individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We have since December 31, 2006 hired one additional professional with investment banking experience as a managing director, as well as one additional professional as our corporate controller. We expect to expand our management team and administrative staff in the future in proportion to our growth.
Election to be Regulated as a Business Development Company and Regulated Investment Company
     In connection with the Offering, both we and the Company filed elections to be regulated as business development companies under the 1940 Act. In addition, the Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our election to be regulated as a business development company and the Company’s election to be treated as a RIC will have a significant impact on our future operations. Some of the most important effects on our future operations of our election to be regulated as a business development company and the Company’s election to be treated as a RIC are outlined below.
•	We report our investments at market value or fair value with changes in value reported through our statement of operations.
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their

“fair value” as determined by our board of directors. Changes in these values are reported through our statement of operations under the caption of “net unrealized appreciation (depreciation) of investments.” See “Valuation Process and Determination of Net Asset Value” above.
•	We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute to stockholders (actually or constructively).
The Company intends to elect to be treated as a RIC under Subchapter M of the Code, effective as of December 31, 2006. As a RIC, so long as the Company meets certain minimum distribution, source-of-income and asset diversification requirements, the Company generally is required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. Any capital gains the Company recognized prior to the effective date of its election to be taxed as a RIC will, when distributed to its shareholders, be taxed as ordinary income and not as capital gains, as would have been the case had the Company been taxed as a RIC as of the date of the Offering. However, such distribution may qualify for taxation at reduced rates applicable to qualifying dividend income.
•	Our ability to use leverage as a means of financing our portfolio of investments will be limited.
As a business development company, we are required to meet a coverage ratio of total assets to total senior securities of at least 200.0%. For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future. Additionally, our ability to continue to utilize leverage as a means of financing our portfolio of investments will be limited by this asset coverage test.
•	We intend to distribute substantially all of our income to our stockholders.
As a RIC, the Company intends to distribute to its stockholders substantially all of its income, except for certain net long-term capital gains. The Company intends to make deemed distributions to its stockholders of any retained net long-term capital gains. If this happens, the Company’s shareholders will be treated as if they received an actual distribution of the capital gains and reinvested the net after-tax proceeds in the Company. The Company’s shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax the Company pays on the deemed distribution.
Exemptive Relief
     On January 3, 2007, in connection with the Offering and our election to be regulated as a BDC, we filed a request with the SEC for exemptive relief to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. In addition, we have requested that the SEC allow us to exclude any indebtedness guaranteed by the SBA and issued by the Existing Fund from the 200.0% asset coverage requirements applicable to us. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted.
Regulation of Business Development Companies
     The following is a general summary of the material regulatory provisions affecting business development companies generally. It does not purport to be a complete description of all of the laws and regulations affecting business development companies.
     Both we and the Company have elected to be regulated as business development companies under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.
     The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67.0% or more of the voting securities present at a meeting if the holders of more than 50.0% of our outstanding voting securities are present or represented by proxy, or (ii) 50.0% of our voting securities.

Qualifying Assets
     Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
     (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
     (a) is organized under the laws of, and has its principal place of business in, the United States;
     (b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
     (c) satisfies any of the following:
(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(iii)	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
     (2) Securities of any eligible portfolio company that we control.
     (3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
     (4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60.0% of the outstanding equity of the eligible portfolio company.
     (5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
     (6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
     In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Managerial Assistance to Portfolio Companies
     In order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments
     Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our management team will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
     We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.”
Code of Ethics
     We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of the code of ethics, see “Available Information.“
Proxy Voting Policies and Procedures
     We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.
     Our proxy voting decisions are made by the investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
     Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 3600 Glenwood Avenue, Suite 104, Raleigh, North Carolina 27612.
Other
     We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.
     We will be periodically examined by the SEC for compliance with the 1940 Act.

     We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
     We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures.
Small Business Administration Regulations
     The Existing Fund is licensed by the Small Business Administration to operate as a Small Business Investment Company under Section 301(c) of the Small Business Investment Act of 1958. The Existing Fund is a wholly-owned subsidiary of the Company, holds its SBIC license and has also elected to be a BDC. The Existing Fund initially obtained its SBIC license on September 11, 2003.
     SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The Existing Fund has typically invested in senior subordinated debt, acquired warrants and/or made equity investments in qualifying small businesses.
     Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18.0 million and have average annual net income after Federal income taxes not exceeding $6.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after Federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the portfolio company at the time of the follow on investment, up to the time of the portfolio company’s initial public offering.
     The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in a few prohibited industries, and to certain “passive” (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than 20.0% of the SBIC’s regulatory capital in any one portfolio company.
     The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA in 2002 now allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.
     The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.
     An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties no longer apply as of September 2006. As of December 31, 2006, we had issued $31.8 million of SBA-guaranteed debentures, which had an annual weight-averaged interest rate of 5.77%. SBA regulations currently limit the dollar amount of outstanding SBA-guaranteed debentures that may be issued by any one SBIC (or group of SBICs under common control) to $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases).

     SBICs must invest idle funds that are not being used to make loans in investments permitted under SBA regulations in the following limited types of securities: (i) direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.
     SBICs are periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations and are periodically required to file certain forms with the SBA.
     Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.
Available Information
     We intend to make this Annual Report, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.tcap.com) without charge as soon as reasonably practicable following our filing of such reports with the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, Triangle Capital Corporation, 3600 Glenwood Avenue, Suite 104, Raleigh, North Carolina 27612.
     Further, a copy of this Annual Report is obtainable from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and our other filings at www.sec.gov.
Item 1A. Risk Factors.
     As indicated above in this Annual Report under “Forward-Looking Statements,” those statements in this Annual Report that are not historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investing in our common stock involves a number of significant risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Relating to Our Business and Structure
Our financial condition and results of operations will depend on our ability to manage and deploy capital effectively.
     Our ability to achieve our investment objective will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on our management team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria. We cannot assure you that we will achieve our investment objective.
     Accomplishing this result on a cost-effective basis will be largely a function of our management team’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team and our investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment.
     Even if we are able to grow and build upon our investment operations in a manner commensurate with the increased capital available to us as a result of our recent Offering, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report, it could negatively impact our ability to pay dividends and cause you to lose all or part of your investment.
There may be uncertainty as to the value of our portfolio investments.
     Under the 1940 Act, we will be required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. Typically there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors based on input from management, a third party independent valuation firm and our audit committee.
     Our board of directors intends to utilize the services of an independent valuation firm, presently Duff & Phelps, LLC, to assist in determining the fair value of any securities. The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, is to a certain degree subjective and dependent on the judgment of our board. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determination may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investment portfolio might warrant.
We operate in a highly competitive market for investment opportunities.
     We compete for investments with other business development companies and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the lower middle market is underserved by traditional commercial and investment banks, and generally has less access to capital. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a business development company.
We are dependent upon our key investment personnel for our future success.
     We depend on the members of our senior management team, particularly Garland S. Tucker III, Brent P.W. Burgess, Steven C. Lilly, Tarlton H. Long and David F. Parker, for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We have entered into employment agreements with each of our executive officers.
     Additionally, the increase in available capital for investment resulting from our recent Offering requires that we seek out and retain new investment and administrative personnel. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining these personnel, we may not be able to operate our business as we expect.

Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.
     We expect that members of our management team will maintain their relationships with financial institutions, private equity and other non-bank investors, investment bankers, commercial bankers, attorneys, accountants and consultants, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our management team fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We have limited operating history as a business development company or as a regulated investment company, which may impair your ability to assess our prospects.
     The Existing Fund was formed in 2003 by certain members of our senior management team. Prior to the Offering, however, we have not operated, and our management team has no experience operating, as a business development company under the 1940 Act or as a regulated investment company under Subchapter M of the Code. As a result, we have no operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. If we fail to operate our business so as to maintain our status as a business development company or the Company’s status as a RIC, our operating flexibility will be significantly reduced.
The Existing Fund is licensed by the SBA, and therefore subject to SBA regulations.
     The Existing Fund is licensed to act as a small business investment company and is regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after Federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 20.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the Existing Fund, and the Company, as its parent, to forego attractive investment opportunities that are not permitted under SBA regulations.
     Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If the Existing Fund fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the Existing Fund’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit the Existing Fund from making new investments. Such actions by the SBA would, in turn, negatively affect us because the Existing Fund is our wholly owned subsidiary.
Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
     Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in us. The Existing Fund issues debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the Existing Fund’s assets that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

     On December 31, 2006, we had $31.8 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of 5.77% for the year ended December 31, 2006.
     Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical based on our weighted average annualized interest cost of 5.77%. Our actual borrowing rate may be higher or lower than the assumed rate and actual returns may be higher or lower than those appearing below.
Assumed Return on Our Portfolio
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(32.1)%	(20.1)%	(8.1)%	4.0%	16.0%
     The calculation also assumes that we are fully invested as of the date of this Annual Report.
     Our ability to achieve our investment objectives may depend in part on our ability to achieve additional leverage on favorable terms by issuing debentures guaranteed by the SBA or by borrowing from banks, or insurance companies, and there can be no assurance that such additional leverage can in fact be achieved.
SBA regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBIC’s under common control.
     The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC or group of SBICs under common control to $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases). Moreover, an SBIC may not borrow an amount in excess of two times its regulatory capital. As of December 31, 2006, the Existing Fund had issued $31.8 million in debentures guaranteed by the SBA. After the Company’s contribution of the net proceeds from its recent Offering to the Existing Fund, the Existing Fund has sufficient regulatory capital to issue the maximum amount of guaranteed debentures permitted by the SBA regulations. While we cannot presently predict whether or not we will borrow the maximum permitted amount, if we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
     Moreover, the Existing Fund’s current status as an SBIC does not automatically assure that the Existing Fund will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon the Existing Fund continuing to be in compliance with SBA regulations and policies and there being funding available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by the Existing Fund.
     The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. The Existing Fund will need to generate sufficient cash flow to make required interest payments on the debentures. If the Existing Fund is unable to meet its financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the Existing Fund’s assets over our stockholders in the event we liquidate the Existing Fund or the SBA exercises its remedies under such debentures as the result of a default by us.
We may experience fluctuations in our quarterly results.
     We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Our ability to enter into transactions with our affiliates will be restricted.
     Except in those instances where we have received prior exemptive relief from the SEC, we will be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.
We have filed an application with the SEC requesting exemptive relief from certain provisions of the 1940 Act and the Securities and Exchange Act of 1934.
     The 1940 Act prohibits certain transactions between the Company, the Existing Fund and their affiliates without first obtaining an exemptive order from the SEC. On January 3, 2007, we filed an application with the SEC requesting an order exempting the Company and the Existing Fund from certain provisions of the 1940 Act and from certain reporting requirements mandated by the Securities and Exchange Act of 1934, or the Exchange Act. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted. Delays and costs involved in obtaining necessary approvals may make certain transactions impracticable or impossible to consummate, and there is no assurance that the application for exemptive relief will be granted by the SEC.
Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
     Our board of directors has the authority to modify or waive our current operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from our recent Offering and may use the net proceeds from such Offering in ways with which investors may not agree or for purposes other than those currently contemplated.
We may not be able to pay you dividends, and our dividends may not grow over time.
     We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be harmed by, among other things, the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay dividends. All dividends will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, the Existing Fund’s compliance with applicable SBIC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
     For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discounts or increases in loan balances as a result of contractual PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.
     Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
The Existing Fund, as an SBIC, may be unable to make distributions to the Company that will enable the Company to meet registered investment company requirements, which could result in the imposition of an entity-level tax.
     In order for the Company to continue to qualify as a RIC, it will be required to distribute on an annual basis substantially all of its taxable income, including income from its subsidiaries, including the Existing Fund. As all of the Company’s investments are initially being made by the Existing Fund, the Company will be substantially dependent on the Existing Fund for cash distributions to enable it to meet the RIC distribution requirements. The Existing Fund may be limited by the Small

Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to the Company that may be necessary to enable the Company to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for the Existing Fund to make certain distributions to maintain the Company’s status as a RIC. We cannot assure you that the SBA will grant such waiver and if the Existing Fund is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax on us.
Because we intend to distribute substantially all of our income to our stockholders upon the Company’s election to be treated as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
     In order to satisfy the requirements applicable to a RIC and to avoid payment of excise taxes, the Company intends to distribute to its stockholders substantially all of its net ordinary income and net capital gain income except for certain net long-term capital gains recognized after it becomes a RIC, which it intends to retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to its stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional shares of common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.
     While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a business development company, we generally will not be permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
     We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain low-cost leverage and, therefore, our competitive advantage over other funds.
     Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may result in our investment focus shifting from the areas of expertise of our management team to other types of investments in which our management team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.
     We are subject to the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC. Under current SEC rules, beginning with our fiscal year ending December 31, 2007, our management will be required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that we will successfully identify and resolve all issues required to be disclosed prior to becoming a public company or that our quarterly reviews will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Risks Related to Our Investments
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
     Investing in lower middle market companies involves a number of significant risks. Among other things, these companies:
•	may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment;

•	may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentration than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.
     In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.
The lack of liquidity in our investments may adversely affect our business.
     We invest, and will continue to invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We may not have the funds to make additional investments in our portfolio companies.
     We may not have the funds to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
     We invest primarily in senior subordinated debt as well as equity issued by lower middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
     Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.
Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
     Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
     The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
We generally will not control our portfolio companies.
     We do not, and do not expect to, control many of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
     Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Defaults by our portfolio companies will harm our operating results.
     A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
     We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
Changes in interest rates may affect our cost of capital and net investment income.
     Most of our debt investments will bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.
We may not realize gains from our equity investments.
     Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these puts rights for the consideration provided in our investment documents if the issuer is in financial distress.
Risk Relating to Our Common Stock
We may be unable to invest a significant portion of the net proceeds of our recent Offering on acceptable terms in the timeframe contemplated.
     Delays in investing the net proceeds from our recent Offering may cause our performance to be worse than that of other fully invested business development companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds from our Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
     We anticipate that, depending on market conditions, it may take us up to twelve months to invest substantially all of the net proceeds from the Offering in securities meeting our investment objective. During this period, we will invest the net proceeds from the Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any dividends that we pay during this period may be substantially lower than the dividends that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds from the Offering are invested in securities meeting our investment objective, the market price for our common stock may decline.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     Neither the Company nor the Existing Fund owns any real estate or other physical properties materially important to our operation. Currently, we lease approximately 5,850 square feet of office space located at 3600 Glenwood Avenue, Suite 104, Raleigh, North Carolina 27612. We believe that our current facilities are adequate for our business as we intend to conduct it.
Item 3. Legal Proceedings.
     Neither Triangle Capital Corporation nor Triangle Mezzanine Fund LLLP is a party to any pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Partnership Interests and Holders
     All of the partnership interests of Triangle Mezzanine Fund LLLP are owned by Triangle Capital Corporation. There is no market for Triangle Mezzanine Fund LLLP’s partnership interests.
Dividend Policy
     In the year ended December 31, 2006, Triangle Mezzanine Fund LLLP distributed $5,000,010 in cash to its limited partners and recorded a partners distribution payable of $531,566 to the general partner, which will be distributed in the first quarter of 2007. We intend to make periodic distributions to the Company, as our sole stockholder, of profits to the extent permitted by SBA regulations.
Use of Proceeds from Registered Securities
     On February 13, 2007, the SEC declared effective Triangle Capital Corporation’s registration statement, filed on Form N-2/N-5 (File No. 333-138418) under the Securities Act of 1933 in connection with the recent Offering of its common stock. Morgan Keegan & Company, Inc., BB&T Capital Markets, Avondale Partners, and Sterne, Agee & Leach, Inc. acted as the underwriters for the Offering.
     The Company’s common stock began trading on The Nasdaq Global Market under the trading symbol “TCAP” on February 15, 2007. The Company sold 4,770,000 shares of common stock in its initial public offering at $15.00 per share. The Offering terminated after the sale of all of the securities registered on the registration statement and the expiration of the underwriters’ over-allotment option. The aggregate gross proceeds from the shares of common stock sold were $71.6 million. The company paid the underwriters a commission of $4.9 million and incurred offering expenses estimated at $1.5 million. After deducting the underwriters’ commission and the estimated offering expenses, the Company received net proceeds of approximately $65.2 million.
     The Company intends to contribute approximately $41.0 million of the net proceeds from the Offering to the Existing Fund to invest in lower middle market companies in accordance with our investment objective and strategies described in this Annual Report. Based on current market conditions, we anticipate that it may take up to twelve months to fully invest the net proceeds contributed to the Existing Fund depending on the availability of investment opportunities that are consistent with our investment objective and strategies. However, if market conditions change, it may take us longer than twelve months to fully invest the net proceeds from the Offering. In addition, we will have the ability to use SBA-guaranteed leverage to make additional investments, subject to the limitations described elsewhere in this Annual Report.

     None of the expenses, or application of the net proceeds, were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.
Item 6. Selected Financial Data.
     The selected historical financial and other data below reflects the operations of the Existing Fund. The selected financial data at and for the fiscal years ended December 31, 2003, 2004, 2005 and 2006 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2003	2004	2005	2006
		(Dollars in thousands)
Income statement data:
Investment income:
Total interest, fee and dividend income	$26	$1,969	$5,855	$6,443
Interest income from cash and cash equivalent investments	15	18	108	280

Total investment income	41	1,987	5,963	6,723
Expenses:
Interest expense	—	339	1,543	1,834
Amortization of deferred financing fees	—	38	90	100
Management fees	1,048	1,564	1,574	1,589
General and administrative expenses	165	83	58	115

Total expenses	1,213	2,024	3,265	3,638

Net investment income (loss)	(1,172)	(37)	2,698	3,085
Net realized gain (loss) on investments — non-control/non-affiliate	—	—	(3,500)	6,027
Net unrealized appreciation (depreciation) of investments	—	(1,225)	3,975	(415)

Total net gain (loss) on investments	—	(1,225)	475	5,612

Net increase (decrease) in net assets resulting from operations	$(1,172)	$(1,262)	$3,173	$8,697

Balance sheet data:
Assets:
Investments at fair value	$—	$19,701	$37,144	$54,996
Deferred loan origination revenue	(35)	(537)	(602)	(774)
Cash and cash equivalents	2,973	2,849	6,067	2,525
Interest and fees receivable	—	98	50	135
Receivable from Triangle Capital Corporation	—	—	—	318
Deferred financing fees	—	823	1,085	985

Total assets	$2,938	$22,934	$43,744	$58,185

Liabilities and partners’ capital:
Accounts payable and accrued liabilities	$10	$—	$13	$92
Interest payable	—	230	566	606
Partners distribution payable	—	—	—	532
SBA-guaranteed debentures payable	—	17,700	31,800	31,800

Total liabilities	10	17,930	32,379	33,030
Total partners’ capital	2,928	5,004	11,365	25,155

Total liabilities and partners’ capital	$2,938	$22,934	$43,744	$58,185

Other data:
Weighted average yield on investments	—	15.5%	14.2%	13.3%
Number of portfolio companies	—	6	12	19
Expense ratios (as percentage of average net assets):
Operating expenses	107.4%	32.2%	21.3%	8.3%
Interest expense and deferred financing fees	—	7.4	21.4	9.5

Total expenses	107.4%	39.6%	42.7%	17.8%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this Annual Report.
Overview
     We are a wholly owned subsidiary of Triangle Capital Corporation. Triangle Capital Corporation is a Maryland corporation incorporated on October 10, 2006, for the purpose of acquiring the Existing Fund and TML, raising capital in its recent Offering, which was completed in February 2007 and thereafter operating as an internally managed BDC under the 1940 Act. The Existing Fund is licensed as a small business investment company, or SBIC, by the United States Small Business Administration, or SBA, and has also elected to be treated as a BDC. The Existing Fund has invested primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately held companies located primarily in the United States. Upon the consummation of the Offering, we completed the formation transactions described in Item 1 of Part I of this Annual Report, at which time the Existing Fund became the Company’s wholly owned subsidiary, and the former partners of the Existing Fund became the Company’s stockholders.
     Our business is to provide capital to lower middle market companies in the United States with an emphasis on the Southeast. We define lower middle market companies as those with annual revenues between $10.0 and $100.0 million. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $75.0 million and annual EBITDA between $2.0 and $10.0 million.
     We invest primarily in senior subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. Historically, our investments have ranged from $2.0 to $4.0 million due to investment limitations imposed by the SBA based on the Existing Fund’s size. In certain situations, we have partnered with other funds to provide larger financing commitments. With the additional capital from the Offering, we intend to increase our financing commitments to between $5.0 and $15.0 million per portfolio company. The Existing Fund is eligible to sell debentures guaranteed by the SBA to the capital markets at favorable interest rates and invest these funds in portfolio companies. We intend to continue to operate the Existing Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2006, we had investments in 19 portfolio companies with an aggregate cost of $52.7 million.
Critical Accounting Policies and Use of Estimates
     The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Investment Valuation
     The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We value our investment portfolio each quarter. We have engaged Duff & Phelps, LLC, an independent valuation firm, to assist us in our valuation process.
     Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market but for which a limited market exists are valued at the indicative bid price offered on the valuation date. As of December 31, 2006, none of the debt securities in our portfolio were publicly traded or had a limited market and there was a limited market for one of the equity securities we owned.
     Debt and equity securities that are not publicly traded and for which a limited market does not exist are valued at fair value as determined in good faith by our board of directors. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security which for investments that are less than nine months old typically equates to our original cost basis, unless there has been significant over-performance or under-performance by the portfolio company. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any. Management evaluates our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. Management also consults with portfolio company senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, we consider standard valuation techniques used by major valuation firms. These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.
     Unrealized appreciation or depreciation on portfolio investments are recorded as increases or decreases in investments on the balance sheets and are separately reflected on the statements of operations in determining net increase or decrease in net assets resulting from operations.
     Using the investment rating designation described elsewhere in this document, we seek to determine the value of the security as if we intended to sell the security at the time of the valuation. To estimate the current sale price of the security, we consider some or all of the following factors:
•	financial standing of the issuer of the security;

•	comparison of the business and financial plan of the issuer with actual results;

•	the size of the security held as it relates to the liquidity of the market for such security;

•	pending public offering of common stock by the issuer of the security;

•	pending reorganization activity affecting the issuer, such as merger or debt restructuring;

•	ability of the issuer to obtain needed financing;

•	changes in the economy affecting the issuer;

•	financial statements and reports from portfolio company senior management and ownership;

•	the type of security, the security’s cost at the date of purchase and any contractual restrictions on the disposition of the security;

•	discount from market value of unrestricted securities of the same class at the time of purchase;

•	special reports prepared by analysts;

•	information as to any transactions or offers with respect to the security and/or sales to third parties of similar securities;

•	the issuer’s ability to make payments and the type of collateral;

•	the current and forecasted earnings of the issuer;

•	statistical ratios compared to lending standards and to other similar securities; and

•	other pertinent factors.
     Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Revenue Recognition
Interest and Dividend Income
     Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.
Fee Income
     Loan origination, facility, commitment, consent and other advance fees received by us on loan agreements or other investments are recorded as deferred income and recognized as income over the term of the loan.

Payment-in-Kind Interest (PIK)
     We currently hold, and we expect to hold in the future, some loans in our portfolio that contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash. We will stop accruing PIK interest and write off any accrued and uncollected interest when it is determined that PIK interest is no longer collectible.
Discussion and Analysis of Results of Operations
Comparison of years ended December 31, 2006 and December 31, 2005
Investment Income
     For the year ended December 31, 2006, total investment income was $6.7 million, a 12.7%, increase from $6.0 million of total investment income for the year ended December 31, 2005. The increase was primarily attributable to a $0.8 million increase in total loan interest, fee and dividend income due to the addition of 11 new investments totaling $25.0 million which were closed during the year ended December 31, 2006.
Expenses
     For the year ended December 31, 2006, expenses increased by 11.4% to $3.6 million from $3.3 million for the year ended December 31, 2005. The increase in expenses was primarily attributable to a $0.3 million increase in interest expense relating to our SBA-guaranteed debentures, of which there were $31.8 million outstanding for the entire year ended December 31, 2006, and which had an average balance outstanding substantially less than that amount during the year ended December 31, 2005. During May 2005, the Existing Fund increased its SBA-guaranteed debentures by $9.5 million to a total of $31.8 million.
Net Investment Income
     As a result of the $0.8 million increase in total investment income and the $0.4 million increase in expenses, net investment income for the year ended December 31, 2006, was $3.1 million compared to net investment income of $2.7 million during the year ended December 31, 2005.
Net Increase (Decrease) in Net Assets Resulting From Operations
     For the year ended December 31, 2006, net realized gains on investments were $6.0 million as compared to a net realized loss of $3.5 million during the year ended December 31, 2005. During 2006, we experienced a realized gain on two investments. During the year ended December 31, 2006, we recorded net unrealized depreciation of investments in the amount of $0.4 million, comprised primarily of an unrealized loss on one investment in the amount of $1.5 million and an unrealized loss on a second investment of $0.1 million, offset by net unrealized gains on nine other investments totaling $3.8 million. The remaining amount of the net unrealized depreciation related to the reclassification of an unrealized gain to a realized gain on one investment in the amount of $2.7 million.
     As a result of these events, our net increase in net assets from operations during the year ended December 31, 2006 was $8.7 million as compared to $3.2 million for the year ended December 31, 2005.
Comparison of years ended December 31, 2005 and December 31, 2004
Investment Income
     For the year ended December 31, 2005, total investment income was $6.0 million, a 200.1%, increase over the $2.0 million of total investment income for the year ended December 31, 2004. The increase was primarily attributable to a $3.1 million increase in total loan interest, fee and dividend income and a $0.8 million increase in total PIK interest income. These increases were primarily attributable to the addition of ten new investments totaling $29.1 million that were closed during the year ended December 31, 2005.
Expenses
     For the year ended December 31, 2005, expenses increased by approximately 61.3%, to approximately $3.3 million from $2.0 million for the year ended December 31, 2004. The increase in expenses was primarily attributable to a $1.2 million increase in interest expense relating to SBA-guaranteed debentures which totaled $31.8 million as of December 31, 2005, as compared to $17.7 million as of December 31, 2004. The incremental SBA-guaranteed debentures were issued to fund new investment activity during 2005.
Net Investment Income
     As a result of the $4.0 million increase in total investment income as compared to the $1.2 million increase in expenses, net investment income for the year ended December 31, 2005 was $2.7 million compared to a net investment loss of less than $0.1 million during the year ended December 31, 2004.
Net Increase (Decrease) in Net Assets Resulting From Operations
     For the year ended December 31, 2005, net realized loss on investments was $3.5 million. There were no net realized losses during the year ended December 31, 2004. The realized loss during 2005 related to the write-off of one investment. During the year ended December 31, 2005, we recorded net unrealized appreciation in the amount of $4.0 million comprised of $2.8 million related to write ups of our equity positions in two portfolio companies and the reclassification of an unrealized loss to a realized loss in the amount of $1.2 million.
     As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2005 was $3.2 million as compared to a net decrease of $1.3 million during the year December 31, 2004.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our anticipated cash flows from operations and the proceeds from our recent Offering will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
     For the year ended December 31, 2006, we experienced a net decrease in cash and cash equivalents in the amount of $3.5 million. During that period, we used $8.8 million in cash to fund operating activities and we generated $5.3 million of cash from financing activities, consisting of limited partner capital contributions in the amount of $10.6 million offset by a cash distribution to limited partners in the amount of $5.0 million and payments made for public offering costs of $0.3 million which were recorded as a receivable from Triangle Capital Corporation. We invested the entire $10.6 million of cash from the limited partner capital contributions in new subordinated debt investments during 2006. As of December 31, 2006, all limited partners in the Existing Fund had fully funded their committed capital. At December 31, 2006, we had $2.5 million of cash on hand.
     For the year ended December 31, 2005, we experienced a net increase in cash and cash equivalents in the amount of $3.2 million. During that period, we used $13.7 million in cash to fund operating activities and we generated $16.9 million of cash from financing activities, consisting of borrowings under SBA-guaranteed debentures in the amount of $14.1 million and limited partner capital contributions in the amount of $3.2 million. These amounts were offset by financing fees paid by us in the amount of $0.4 million. We invested the entire $16.9 million of cash from financing activities in ten new investments during 2005.
     For the year ended December 31, 2004, we experienced a net decrease in cash and cash equivalents in the amount of $0.1 million. During that period we used $20.3 million in cash to fund operating activities and we generated $20.2 million from financing activities, consisting of borrowings under SBA-guaranteed debentures in the amount of $17.7 million and limited partner capital contributions in the amount of $3.3 million. These amounts were offset by financing fees paid by us in the amount of $0.9 million. We invested the entire $20.2 million of cash from financing activities in six new investments during 2004.
Financing Transactions
     Due to the Existing Fund’s status as a licensed SBIC, the Existing Fund has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of December 31, 2006 is currently $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases). Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. As of December 31, 2006, the Existing Fund had issued $31.8 million of debentures guaranteed by the SBA, which debentures had a weighted average interest rate of 5.77% per annum. Based on its $21.3 million regulatory capital, the Existing Fund has the current capacity to issue up to an additional $10.7 million of debentures guaranteed by the SBA.
     Following our Offering in February 2007, the Existing Fund is currently able to have up to the $127.2 statutory maximum outstanding in debentures guaranteed by the SBA.
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement supersedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     We have not issued any share-based payment awards since inception, however if we issue share-based payment awards in the future, the implementation of SFAS 123R’s fair value method may result in significant non-cash charges which will increase reported operating expenses; however, it will have no impact on cash flows. The impact of the implementation of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.
     In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial position, or results of operations or cash flows.
     In July 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing The Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of adopting SFAS 157.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the Securities and Exchange Commission (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year Consolidated Financial Statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. We do not have any adjustments resulting from the application of SAB 108, which was effective for the first fiscal year ending after November 15, 2006.

Off-Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.
Quantitative and Qualitative Disclosure About Market Risk
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income is affected by changes in various interest rates, including LIBOR and prime rates. As of December 31, 2006, approximately 93.5% of our investment portfolio bore interest at fixed rates. All of our leverage is currently at fixed rates.
Related Party Transactions
     Effective concurrently with the closing of the Offering, TML, the general partner of the Existing Fund, merged into a wholly owned subsidiary of Triangle Capital Corporation. A substantial majority of the ownership interests of TML were owned by Messrs. Tucker, Burgess, Lilly, Long and Parker. As a result of such merger, Messrs. Tucker, Burgess, Lilly, Long and Parker collectively received shares of our common stock valued at approximately $6.7 million.
     Certain members of our management (Garland S. Tucker, III, Tarlton H. Long and David F. Parker) collectively own approximately 67% of Triangle Capital Partners, LLC. Prior to the closing of the Offering, Triangle Capital Partners, LLC provided management and advisory services to the Existing Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received $1.6 million in management fees from the Existing Fund during each of the fiscal years ended December 31, 2006, 2005 and 2004. This agreement terminated upon the closing of the Offering.
Contractual Obligations
     As of December 31, 2006, our future fixed commitments for cash payments are as follows (in thousands):

			2008 to	2010 to	2012 and
	Total	2007	2009	2011	Thereafter

SBA guaranteed debentures payable	$31,800,000	$—	$—	$—	$31,800,000
Interest due on SBA guaranteed debentures payable	15,629,788	1,833,961	3,672,947	3,667,922	6,454,958
Accounts payable and accrued liabilities (1)	92,142	92,142	—	—	—
Operating lease payments	115,964	115,964	—	—	—

Total	$47,637,894	$2,042,067	$3,672,947	$3,667,922	$38,254,958

(1)	Accounts payable and accrued liabilities in the above table represent accounts payable and accrued liabilities for Triangle Mezzanine Fund LLLP as presented in the balance sheet.
     We lease our corporate office facility under an operating lease that terminates on December 31, 2007. We believe that our existing facilities will be adequate to meet our needs at least through 2007, and that we will be able to obtain additional space when, where and as needed on acceptable terms.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     See the section entitled “Quantitative and Qualitative Disclosure About Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part I of this Annual Report and incorporated by reference herein.
Item 8. Financial Statements and Supplementary Data.
     See our Financial Statements included herein and listed in Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
       Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
       Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
Item 11. Executive Compensation.
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
     For the fiscal year ended December 31, 2006, approximately $605,000 in fees was billed to Triangle Capital Corporation by Ernst & Young for audit services related to its Offering. No other fees were billed by Ernst & Young LLP for any other services during the years ended December 31, 2006 or 2005.
     The following is a summary of fees billed by Dixon Hughes PLLC to Triangle Mezzanine Fund LLLP for audit and other professional services rendered in connection with the fiscal years ended December 31, 2006 and 2005:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Audit Fees (1)	$—	$13,000

Audit-Related Fees	—	—

Tax Fees (2)	8,500	7,000

All Other Fees	—	—

Total All Fees	$8,500	$20,000

(1)	Audit fees billed for audit of the financial statements.

(2)	Tax compliance fees billed in relation to preparation and review of income tax returns.
     Applicable SEC rules require that the Company’s audit committee pre-approve audit, audit-related and permissible non-audit services provided by its independent registered public accounting firm. On March 21, 2007, the audit committee began pre-approving all services by Ernst & Young LLP and has pre-approved any and all new services since that time. The Company’s independent public accounting firm will submit an engagement letter for all of its services to the chairman of the audit committee, who thereafter has full authority to negotiate the terms of the engagement with the accounting firm. Once all material terms have been agreed upon, the accounting firm engagement will be approved by the Company’s entire audit committee in either a regular or special meeting. The above-listed audit fees, however, were incurred prior to March 21, 2007, and therefore, those fees were not subject to pre-approval by the audit committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this Report:
(1)	Financial Statements

Triangle Mezzanine Fund LLLP Financial Statements:
(2)	Financial Statement Schedules

None.

Schedules that are not listed herein have been omitted because they are not applicable or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(3)	List of Exhibits

The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.2	Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

Number	Exhibit
10.1	Custodian Agreement with U.S. Bank National Association.

14.1	Code of Conduct.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) Exhibits
          See Item 15(a)(3) above.
     (c) Financial Statement Schedules
          See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 29, 2007

TRIANGLE MEZZANINE FUND LLLP

By: New Triangle GP, LLC, Its General Partner

By: Triangle Capital Corporation, Its Manager

By:	/s/ Garland S. Tucker, III

Name:	Garland S. Tucker, III
Title:	President, Chief Executive Officer and
Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Garland S. Tucker, III	President, Chief Executive Officer and	March 29, 2007
Garland S. Tucker, III	Chairman of the Board (Principal Executive Officer)

/s/ Steven C. Lilly	Chief Financial Officer, Treasurer, Secretary	March 29, 2007
Steven C. Lilly	and Director (Principal Financial Officer)

/s/ C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	March 29, 2007
C. Robert Knox, Jr.

/s/ Brent P. W. Burgess	Chief Investment Officer and Director	March 29, 2007
Brent P. W. Burgess

	Director	March 29, 2007
W. McComb Dunwoody

/s/ Thomas M. Garrott, III	Director	March 29, 2007
Thomas M. Garrott, III

/s/ Benjamin S. Goldstein	Director	March 29, 2007
Benjamin S. Goldstein

/s/ Simon B. Rich, Jr.	Director	March 29, 2007
Simon B. Rich, Jr.

/s/ Sherwood H. Smith, Jr.	Director	March 29, 2007
Sherwood H. Smith, Jr.

Triangle Mezzanine Fund LLLP
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Triangle Mezzanine Fund LLLP
We have audited the accompanying balance sheets of Triangle Mezzanine Fund LLLP (the “Existing Fund”), including the schedule of investments, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006, and the financial highlights for each of the four years in the period ended December 31, 2006. These financial statements and financial highlights are the responsibility of the Existing Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Existing Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Existing Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2006 and 2005 by correspondence with the portfolio companies. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Triangle Mezzanine Fund LLLP at December 31, 2006 and 2005, the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and the financial highlights for each of the four years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 22, 2007

TRIANGLE MEZZANINE FUND LLLP
Balance Sheets

	December 31,
	2006	2005

Assets
Investments at fair value:
Non–Control / Non–Affiliate investments (cost of $40,592,972 and $28,678,659 at December 31, 2006 and 2005, respectively)	$42,370,348	$31,328,659
Affiliate investments (cost of $9,453,445 and $3,266,707 at December 31, 2006 and 2005, respectively)	10,011,145	3,366,707
Control investments (cost of $2,614,935 and $2,448,245 at December 31, 2006 and 2005, respectively)	2,614,935	2,448,245

Total investments at fair value	54,996,428	37,143,611
Deferred loan origination revenue	(774,216)	(601,914)
Cash and cash equivalents	2,525,105	6,067,164
Interest and fees receivable	134,819	49,583
Receivable from Triangle Capital Corporation	317,805	—
Deferred financing fees	985,477	1,085,397

Total assets	$58,185,418	$43,743,841

Liabilities and Partners’ Capital
Accounts payable and accrued liabilities	$92,142	$13,226
Interest payable	606,296	566,068
Partners distribution payable	531,566	—
SBA guaranteed debentures payable	31,800,000	31,800,000

Total liabilities	33,030,004	32,379,294

Partners’ capital:
General partner	100	100
Limited partners	21,250,000	21,250,000
Capital contribution commitment receivable	—	(10,625,000)
Accumulated undistributed investment gains	3,905,314	739,447

Total partners’ capital	25,155,414	11,364,547

Total liabilities and partners’ capital	$58,185,418	$43,743,841

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Statements of Operations

	Years Ended December 31,
	2006	2005	2004

Investment income:
Loan interest, fee and dividend income:
Non–Control / Non–Affiliate investments	$4,595,442	$4,125,584	$1,178,227
Affiliate investments	539,485	459,810	319,742
Control investments	285,754	39,850	—

Total loan interest, fee and dividend income	5,420,681	4,625,244	1,497,969

Paid–in–kind interest income:
Non–Control / Non–Affiliate investments	816,040	962,121	235,924
Affiliate investments	39,576	243,663	234,653
Control investments	166,690	23,642	—

Total paid–in–kind interest income	1,022,306	1,229,426	470,577

Interest income from cash and cash equivalent investments	279,817	108,493	18,757

Total investment income	6,722,804	5,963,163	1,987,303

Expenses:
Interest expense	1,833,458	1,543,378	338,886
Amortization of deferred financing fees	99,920	89,970	38,133
Management fees	1,589,070	1,573,602	1,563,747
General and administrative expenses	114,938	57,991	83,257

Total expenses	3,637,386	3,264,941	2,024,023

Net investment income (loss)	3,085,418	2,698,222	(36,720)

Net realized gain (loss) on investments – Non Control / Non–Affiliate	6,026,948	(3,500,000)	—
Net unrealized appreciation (depreciation) of investments	(414,923)	3,975,000	(1,225,000)

Total net gain (loss) on investments	5,612,025	475,000	(1,225,000)

Net increase (decrease) in net assets resulting from operations	$8,697,443	$3,173,222	$(1,261,720)

Allocation of net increase (decrease) in net assets resulting from operations to:
General partner	$1,739,489	$634,644	$(4)

Limited partners	$6,957,954	$2,538,578	$(1,261,716)

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Statements of Changes in Partners’ Capital

				Accumulated
			Capital	Undistributed
			Contribution	Investment
	General	Limited	Commitment	Gains
	Partner	Partners	Receivable	(Losses)	Total
Balance, December 31, 2003	$100	$20,500,000	$(16,400,000)	$(1,172,055)	$2,928,045

Partners’ capital contributions	—	750,000	2,587,500	—	3,337,500

Net investment loss	—	—	—	(36,720)	(36,720)

Unrealized depreciation on investments	—	—	—	(1,225,000)	(1,225,000)

Balance, December 31, 2004	100	21,250,000	(13,812,500)	(2,433,775)	5,003,825

Partners’ capital contributions	—	—	3,187,500	—	3,187,500

Net investment income	—	—	—	2,698,222	2,698,222

Realized loss on investments	—	—	—	(3,500,000)	(3,500,000)

Unrealized appreciation on investments	—	—	—	3,975,000	3,975,000

Balance, December 31, 2005	100	21,250,000	(10,625,000)	739,447	11,364,547

Partners’ capital contributions	—	—	10,625,000	—	10,625,000

Distributions to partners	—	—	—	(5,531,576)	(5,531,576)

Net investment income	—	—	—	3,085,418	3,085,418

Realized gains on investments	—	—	—	6,026,948	6,026,948

Unrealized depreciation on investments	—	—	—	(414,923)	(414,923)

Balance, December 31, 2006	$100	$21,250,000	$—	$3,905,314	$25,155,414

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,697,443	$3,173,222	$(1,261,720)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(21,458,478)	(29,125,000)	(20,407,365)
Repayments received/sales of portfolio investments	9,965,446	12,202,510	—
Loan origination and other fees received	607,794	1,083,600	580,000
Net realized (gain) loss on investments	(6,026,948)	3,500,000	—
Net unrealized (appreciation) depreciation on investments	414,923	(3,975,000)	1,225,000
Paid–in–kind interest accrued, net of payments received	(578,724)	47,748	(470,577)
Amortization of deferred financing fees	99,920	89,970	38,133
Recognition of loan origination and other fees	(435,492)	(1,018,965)	(77,721)
Accretion of loan discounts	(169,036)	(93,272)	(47,655)
Changes in operating assets and liabilities:
Interest and fees receivable	(85,236)	48,859	(98,442)
Accounts payable and accrued liabilities	78,916	13,226	(10,000)
Interest payable	40,228	335,696	230,372

Net cash used in operating activities	(8,849,244)	(13,717,406)	(20,299,975)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	—	14,100,000	17,700,000
Financing fees paid	—	(352,500)	(861,000)
Payments made for public offering costs (receivable from Triangle Capital Corporation)	(317,805)	—	—
Partners’ capital contributions	10,625,000	3,187,500	3,337,500
Distribution to partners	(5,000,010)	—	—

Net cash provided by financing activities	5,307,185	16,935,000	20,176,500

Net increase (decrease) in cash and cash equivalents	(3,542,059)	3,217,594	(123,475)
Cash and cash equivalents, beginning of year	6,067,164	2,849,570	2,973,045

Cash and cash equivalents, end of year	$2,525,105	$6,067,164	$2,849,570

Supplemental Disclosure of cash flow information:
Cash paid for interest	$1,793,000	$1,208,000	$109,000

Summary of non-cash financing transactions:
Accrued distribution to partners	$531,566	$—	$—
See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Schedule of Investments
December 31, 2006

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non–Control / Non–Affiliate Investments:

AirServ Corporation (18%)*	Airline Services	Subordinated Note
		(12%, Due 06/09)	$4,226,813	$4,010,000	$4,010,000
		Common Stock
		Warrants (1,238,843 shares)		414,285	551,385

			4,226,813	4,424,285	4,561,385

Ambient Air Corporation (16%)*	Specialty Trade	Subordinated Notes
	Contractors	(12%–13%, Due
		03/09–3/11)	4,000,000	3,874,015	3,874,015
		Common Stock
		Warrants (455 shares)		142,361	142,361

			4,000,000	4,016,376	4,016,376

Art Headquarters, LLC (11%)*	Retail, Wholesale	Subordinated Note	2,680,155	2,652,414	2,652,414
	and Distribution	(14%, Due 01/10)
		Membership unit
		warrants (15% of
		units (150 units))		40,800	40,800

			2,680,155	2,693,214	2,693,214

Assurance Operations Corporation (15%)*	Auto Components /	Subordinated Note
	Metal Fabrication	(17%, Due 03/12)	3,640,439	3,640,439	3,640,439
		Common Stock (200
		shares)		200,000	200,000

			3,640,439	3,840,439	3,840,439

Bruce Plastics, Inc. (6%)*	Plastic Component	Subordinated Note
	Manufacturing	(14%, Due 10/11	1,500,000	1,395,305	1,395,305
		Common Stock
		Warrants (12% of
		common stock)		108,534	108,534

			1,500,000	1,503,839	1,503,839

CV Holdings, LLC (20%)*	Specialty
	Healthcare Products	Subordinated Note
	Manufacturer	(16%, Due 03/10)	4,683,376	4,683,376	4,683,376
		Royalty rights		—	250,000

			4,683,376	4,683,376	4,933,376

DataPath, Inc. (8%)*	Satellite
	Communication	Common Stock
	Manufacturer	(210,263 shares)		101,500	2,070,000

				101,500	2,070,000

Eastern Shore Ambulance, Inc.	Specialty Health	Subordinated Note
(4%)*	Care Services	(13%, Due 03/11)	1,000,000	949,099	949,099
		Common Stock
		Warrants (6% of
		common stock)		55,268	94,267
		Common Stock
		(30 shares)		30,000	51,100

			1,000,000	1,034,367	1,094,466

		Subordinated Notes
Fire Sprinkler Systems, Inc.	Specialty Trade	(13%–17.5%, Due 04/11)
(12%)*	Contractors		2,713,460	2,713,460	2,713,460
		Common Stock (250 shares)		250,000	250,000

			2,713,460	2,963,460	2,963,460

Flint Acquisition Corporation	Specialty Chemical	Subordinated Note
(18%)*	Manufacturer	(12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock
		(9,875 shares)		308,333	829,633

			3,750,000	4,058,333	4,579,633

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Garden Fresh Restaurant Corp.	Restaurant	Subordinated Note
(15%)*		(12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units
		(5,000 units)		500,000	673,700

			3,000,000	3,500,000	3,673,700

Gerli & Company (12%)*	Specialty Woven	Subordinated Note
	Fabrics	(14%, Due 08/11)
	Manufacturer		3,052,167	2,981,184	2,981,184
		Common Stock
		Warrants (56,559 shares)		83,414	83,414

			3,052,167	3,064,598	3,064,598

Library Systems & Services, LLC (9%)*	Municipal Business	Subordinated Note
	Services	(12%, Due 03/11)	2,000,000	1,950,190	1,950,190
		Common Stock
		Warrants (112 shares)		58,995	189,895

			2,000,000	2,009,185	2,140,085

Numo Manufacturing, Inc. (5%)*	Consumer Products	Subordinated Note
	Manufacturer	(13%, Due 12/10)	2,700,000	2,700,000	1,235,777
		Common Stock
		Warrants (238 shares)		—	—

			2,700,000	2,700,000	1,235,777

Subtotal Non–Control / Non–Affiliate Investments			38,946,410	40,592,972	42,370,348

Affiliate Investments:

Axxiom Manufacturing, Inc.	Industrial Equipment	Subordinated Note
(4) (10%)*	Manufacturer	(14%, Due 01/11)	2,039,575	2,039,575	2,039,575
		Common Stock
		(34,100 shares)		200,000	541,700

			2,039,575	2,239,575	2,581,275

Brantley Transportation, LLC	Oil and Gas Services	Subordinated Note –
(“Brantley Transportation”)		Brantley Transportation
and Pine Street Holdings, LLC		(14%, Due 12/12)	3,800,633	3,767,033	3,767,033
(“Pine Street”) (5) (16%)*		Common Unit Warrants
		– Brantley
		Transportation
		(4,560 common units)		33,600	33,600
		Preferred Units –
		Pine Street (200 units)		200,000	200,000
		Common Unit
		Warrants – Pine
		Street (2,220 units)		—	—

			3,800,633	4,000,633	4,000,633

Genapure Corporation (2%)*	Lab Testing Services	Common Stock
		(4,286 shares)		500,000	500,000

				500,000	500,000

Porter’s Group, LLC (12%)*	Metal Fabrication	Subordinated Note
		(12%, Due 06/10)	2,410,000	2,242,083	2,242,083
		Membership Units
		(980 units)		250,000	142,150
		Membership Warrants
		(3,750 Units)		221,154	545,004

			2,410,000	2,713,237	2,929,237

Subtotal Affiliate Investments			8,250,208	9,453,445	10,011,145

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Control Investments:

ARC Industries, LLC (10%)*	Remediation Services	Subordinated Note
		(19%, Due 11/10)	2,439,935	2,439,935	2,439,935
		Membership Units
		(3,000 units)		175,000	175,000

			2,439,935	2,614,935	2,614,935

Subtotal Control Investments			2,439,935	2,614,935	2,614,935

Total Investments, December 31, 2006 (219%)*			$49,636,553	$52,661,352	$54,996,428

*	Value as a percent of net assets

(1)	All debt and preferred stock investments are income producing. Common stock and all warrants are non–income producing.

(2)	Interest rates on Subordinated debt include cash interest rate and paid–in–kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Does not include a warrant to purchase 1,000 shares of Axxiom’s common stock which will be held by the Existing Fund upon completion of the formation transactions described in Note 7.

(5)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Schedule of Investments
December 31, 2005

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non–Control / Non–Affiliate Investments:

AirServ Corporation (36%)*	Airline Services	Subordinated Note
		(12%, Due 06/09)	$4,000,000	$3,703,854	$3,703,854
		Common Stock
		Warrants (1,238,843
		shares)		414,285	414,285

			4,000,000	4,118,139	4,118,139

Ambient Air Corporation (32%)*	Specialty Trade	Subordinated Note
	Contractors	(12%, Due 05/10)	2,543,478	2,529,878	2,529,878
		Subordinated Note
		(13%, Due 05/08)	1,153,044	1,139,444	1,139,444
		Common Stock
		Warrants (241
		shares)		27,200	27,200

			3,696,522	3,696,522	3,696,522

Art Headquarters, LLC (24%)*	Retail, Wholesale	Subordinated Note
	and Distribution	(14%, Due 01/10)	2,648,800	2,614,081	2,614,081
		Membership unit
		warrants (15% of
		units (150 units))		40,800	40,800

			2,648,800	2,654,881	2,654,881

CV Holdings, LLC (37%)*	Specialty	Subordinated Note
	Healthcare Products	(18%, Due 03/10)	4,168,354	4,168,354	4,168,354

	Manufacturer		4,168,354	4,168,354	4,168,354

DataPath, Inc. (26%)*	Satellite	Common Stock
	Communication Manufacturer	(1,483 shares)		350,000	3,000,000

				350,000	3,000,000

Flint Trading, Inc. (34%)*	Specialty Chemical	Subordinated Note
	Manufacturer	(18%, Due 09/09)	3,570,972	3,570,972	3,570,972

		Preferred Stock
		(9,875 shares)		308,333	308,333

			3,570,972	3,879,305	3,879,305

Garden Fresh Restaurant Corp.		Subordinated Note
(31%)*	Restaurant	(12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units
		(5,000 units)		500,000	500,000

			3,000,000	3,500,000	3,500,000

Life is Good, Inc. (32%)*	Apparel	Subordinated Note
	Manufacturer and	(8.25%, Due 02/10)	1,075,006	1,069,956	1,069,956
	Distributor	Subordinated Note
		(14%, Due 02/10)	2,536,452	2,531,402	2,531,402
		Common Stock
		Warrants (223
		shares)		10,100	10,100

			3,611,458	3,611,458	3,611,458

Numo Manufacturing, Inc. (24%)*	Consumer Products	Subordinated Note
	Manufacturer	(13%, Due 12/10)	2,700,000	2,700,000	2,700,000

		Common Stock
		Warrants (238
		shares)		—	—

			2,700,000	2,700,000	2,700,000

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Subtotal Non–Control / Non–Affiliate Investments			27,396,106	28,678,659	31,328,659

Affiliate Investments:

Genapure Corporation (5%)*	Lab Testing Services	Common Stock (4,286
		shares)		500,000	600,000

				500,000	600,000

Porter’s Group LLC (24%)*	Metal Fabrication	Subordinated Note
		(12%, Due 06/10)	2,500,000	2,295,554	2,295,554
		Membership Units
		(980 units)		250,000	250,000
		Membership Warrants
		(3,750 Units)		221,153	221,153

			2,500,000	2,766,707	2,766,707

Subtotal Affiliate Investments			2,500,000	3,266,707	3,366,707

Control Investments:

ARC Industries, LLC (21%)*	Remediation Services	Subordinated Note
		(19%, Due 11/10)	2,273,245	2,273,245	2,273,245
		Membership Units
		(3,000 units)		175,000	175,000

			2,273,245	2,448,245	2,448,245

Subtotal Control Investments			2,273,245	2,448,245	2,448,245

Total Investments, December 31, 2005 (326%)*			$32,169,351	$34,393,611	$37,143,611

*	Value as a percent of net assets

(1)	All debt and preferred stock investments are income producing. Common stock and all warrants are non–income producing.

(2)	Interest rates on Subordinated debt include cash interest rate and paid–in–kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.
See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Notes to Financial Statements
1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies
Organization
     Triangle Mezzanine Fund LLLP (the “Existing Fund”) is a specialty finance limited liability limited partnership formed to make investments primarily in middle market companies located throughout the United States, particularly in the Southeast. The Existing Fund’s term is ten years from the date of formation (August 14, 2002) unless terminated earlier or extended in accordance with provisions of the limited partnership agreement.
     The general partner of the Existing Fund is Triangle Mezzanine LLC (the “General Partner”). The General Partner has selected Triangle Capital Partners, LLC as the manager of the Existing Fund (the “Management Company”).
     On September 11, 2003, the Existing Fund was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). As a SBIC, the Existing Fund is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.
     On October 10, 2006 a newly organized corporation, Triangle Capital Corporation, was formed for the purpose of acquiring the Existing Fund, raising capital in an initial public offering (the “Offering”) and thereafter operating as an internally managed Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).
     Effective concurrently with the closing of the Offering on February 21, 2007, the following formation transactions were consummated:
•	Triangle Capital Corporation acquired 100% of the limited partnership interests in the Existing Fund, which became Triangle Capital Corporation’s wholly owned subsidiary, retained its license by the SBA to operate as a SBIC, and continues to hold its existing investments and make new investments with the proceeds of the Offering.

•	Triangle Capital Corporation acquired 100% of the equity interests in Triangle Mezzanine LLC, the general partner of the Existing Fund. The management agreement between the Existing Fund and Triangle Mezzanine LLC was terminated.
     Upon completion of the Offering, the merged entity operates as a closed–end, non–diversified investment company and has elected to be treated as a BDC under the 1940 Act. Triangle Capital Corporation will be internally managed by its executive officers (previously employed by the Management Company) under the supervision of the board of directors. Therefore, Triangle Capital Corporation will not pay management or advisory fees, but instead will incur the operating costs associated with employing executive management and investment and portfolio management professionals.
     As a result of completion of the Offering and formation transactions, the Existing Fund became a 100% owned subsidiary of Triangle Capital Corporation. The General partner of the Existing Fund is the New General Partner (which is wholly owned by Triangle Capital Corporation) and the limited partners of the Existing Fund are Triangle Capital Corporation (99.9%) and the New General Partner (0.1%).
Basis of Presentation
     The financial statements of the Existing Fund include the accounts of the Existing Fund. The Existing Fund does not consolidate portfolio company investments. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.
Significant Accounting Policies
Rights and Preferences of the Partners
     Limited partners of the Existing Fund are not liable for obligations of the Existing Fund. The management and operation of the Existing Fund and the formation of investment policy is vested exclusively in the General Partner. Limited partners take no part in the control or management of the business or affairs of the Existing Fund or vote on any matter relative to the Existing Fund.

Allocations and Distributions
     Historically, cumulative net increase in net assets resulting from operations is allocated to the partners in the following order: first to the extent of the limited partner’s preferred return, second to the General Partner until its allocation equals 20.0% of the limited partner’s preferred return divided by 80.0%, and third 80.0% to the limited partners and 20.0% to the General Partner of any remaining amounts. The limited partner’s preferred return is an amount equal to 7.0%, compounded annually, of the partner’s net capital contribution. Cumulative net losses are allocated to the partners in proportion to their capital contributions.
     Generally, distributions are allocated to the partners in the following order: first to the extent of the income taxes imposed on the partner with respect to income allocated to the partner, second to each limited partner to the extent of the limited partner’s preferred return, third to each partner to the extent of contributed capital, fourth to the General Partner until its allocation equals 20.0% of the cumulative distributions, and fifth 80.0% to the limited partners and 20.0% to the General Partner. Distributions are at the discretion of the General Partner. During 2006, the Existing Fund distributed $5,000,010 in cash to the limited partners of the Existing Fund and recorded a partners distribution payable of $531,566 to the General Partner, which will be distributed in the first quarter of 2007.
     In conjunction with the completion of the Offering in February 2007, as more fully described above, the Existing Fund’s Limited Partnership Agreement was amended. As a result, allocations of profits and losses and distributions of the Existing Fund, generally, are allocated to the partners in proportion to their respective partnership percentages.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Valuation of Investments
     The Existing Fund invests primarily in debt and equity of privately held companies for which market prices are not available. Therefore, the Existing Fund values all of its investments at fair value, as determined in good faith by the Board of Directors. Due to the inherent uncertainty in the valuation process, the Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
     Debt and equity securities that are not publicly traded and for which a limited market does not exist are valued at fair value as determined in good faith by the Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Existing Fund might reasonably expect to receive upon the current sale of the security which, for investments that are less than nine months old typically equates to the original cost basis unless there has been significant over–performance or under–performance by the portfolio company. In making the good faith determination of the value of these securities, the Existing Fund starts with the cost basis of the security, which includes the amortized original issue discount, and payment–in–kind (PIK) interest, if any. Management evaluates the investments in portfolio companies using the most recent portfolio company financial statements and forecasts. Management also consults with portfolio company senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, the Existing Fund considers common valuation techniques used by qualified valuation professionals. These valuation techniques consist of: valuation based on original transaction multiples and the portfolio company’s financial performance, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities. The Existing Fund also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. Additionally, in connection with the process to determine fair value, the Existing Fund has engaged a third–party valuation firm to assist in the valuation process by reviewing a selection of portfolio company valuations prepared by the Existing Fund.
     When originating a debt security, the Existing Fund will sometimes receive warrants or other equity–related securities from the borrower. The Existing Fund determines the cost basis of the warrants or other equity–related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity–related securities received. Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments
     Realized gains or losses are recorded upon the sale or liquidation of investments and calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the valuation of the investments and the cost basis of the investments.
Investment Classification
     In accordance with the provisions of the 1940 Act, the Existing Fund classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Existing Fund is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Existing Fund, as defined in the 1940 Act, other than Control Investments. “Non–Control/Non–Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Existing Fund is deemed to control a company in which it has invested if the Existing Fund owns more than 25.0% of the voting securities of such company or has greater than 50.0% representation on its board. The Existing Fund is deemed to be an affiliate of a company in which the Existing Fund has invested if it owns between 5.0% and 25.0% of the voting securities of such company.
Cash and Cash Equivalents
     The Existing Fund considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.
Deferred Financing Fees
     Costs incurred to obtain long–term debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.
Income Taxes
     No provision for income taxes is included in the financial statements because all income, deductions, gains, losses, and credits are reported in the tax returns of the partners.
Investment Income
     Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Existing Fund will stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer collectible. Dividend income is recorded on the ex–dividend date.
Fee Income
     Loan origination, facility, commitment, consent and other advance fees received in connection with loan agreements are recorded as deferred income and recognized as income over the term of the loan. Loan prepayment penalties are recorded into income when received. Any previously deferred fees are immediately recorded into income upon prepayment of the related loan.
Payment in Kind Interest
     The Existing Fund holds loans in its portfolio that contain a payment–in–kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. Thus the actual collection of this interest generally occurs at the time of loan principal repayment. The Existing Fund will generally cease accruing PIK interest if there is insufficient value to support the accrual or if the investee is not expected to be able to pay all principal and interest due.
Management Fee
     The Management Company, a related party, is majority owned by three managing directors of the Existing Fund and is responsible for most of the routine operating expenses of the Existing Fund. The Management Company is entitled to a quarterly management fee, which, under the Existing Fund’s partnership agreement, is payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee are made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense are the responsibility of the Existing Fund. The management fee for the years ended December 31, 2006, 2005 and 2004 was $1,589,070, $1,573,602 and $1,563,747, respectively.

In conjunction with the completion of the Offering in February 2007, more fully described above, the management agreement was terminated.
Segments
     The Company lends to and invests in customers in various industries. The Existing Fund separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All applicable segment disclosures are included in or can be derived from the Existing Fund’s financial statements.
Concentration of Credit Risk
     The Existing Fund’s investees are generally lower middle–market companies in a variety of industries. At December 31, 2005, the Existing Fund had five investments that were individually greater than or equal to 10.0% of the total investment portfolio. These five investments represented approximately 52.0% of the total investment portfolio. There were no individual investments greater than 10% of the Existing Fund’s portfolio at December 31, 2006. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
     The Existing Fund’s investments carry a number of risks including, but not limited to: 1) investing in lower middle market companies which have a limited operating history and financial resources; 2) investing in senior subordinated debt which ranks equal to or lower than debt held by other investors; 3) holding investments that are not publicly traded and are subject to legal and other restrictions on resale and other risks common to investing in below investment grade debt and equity instruments.
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement supersedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     The Existing fund has not issued any share-based payment awards since inception, however if the Existing Fund issues share-based payment awards in the future, the implementation of SFAS 123R’s fair value method may result in significant non-cash charges which will increase reported operating expenses; however, it will have no impact on cash flows. The impact of implementation of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.
     In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Existing Fund’s financial position, results of operations of cash flows.
     In July 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Existing Fund is currently evaluating the impact on its financial statements of adopting SFAS 157.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the Securities and Exchange Commission (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year Consolidated Financial Statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. The Existing Fund did not have any adjustments resulting from the application of SAB 108, which was effective for the fiscal year ended December 31, 2006.
2. Line of Credit
     The Existing Fund entered into a commitment with a bank in March 2004, consisting of a $4,000,000 revolving line of credit, which was to expire on January 13, 2007. At December 31, 2005, there were no outstanding borrowings under the line of credit. The Existing Fund terminated the line of credit in August 2006.
3. Long–Term Debt
     The Existing Fund has the following debentures outstanding guaranteed by the SBA:

			December 31
		Prioritized
Issuance Date	Maturity Date	Return Rate	2006	2005

September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000

			$31,800,000	$31,800,000

     Interest payments are payable semi–annually. There are no principal payments required on these issues prior to maturity. All debentures are subject to prepayment penalties. The SBA has provided a commitment of up to $41,850,000 of which $10,050,000 remains unused by the Existing Fund as of December 31, 2006. The Existing Fund pays a one–time 1.0% fee on the total commitment from the SBA and a one–time 2.5% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all debentures as of December 31, 2006 and 2005 was 5.767%.

4. Portfolio Investments
     Summaries of the composition of the Existing Fund’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31,
	2006	2005

Cost:
Subordinated debt	93%	92%
Equity	5	6
Equity warrants	2	2
Royalty rights	—	—

	100%	100%

	December 31,
	2006	2005

Fair Value:
Subordinated debt	86%	85%
Equity	10	13
Equity warrants	3	2
Royalty rights	1	—

	100%	100%

     The Existing Fund invests in portfolio companies in the Unites States with an emphasis on the southeast United States. The following tables show the portfolio composition by geographic location at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31,
	2006	2005

Cost:
Southeast	52%	59%
Non—Southeast	48%	41%

	100%	100%

	December 31,
	2006	2005

Fair Value:
Southeast	55%	62%
Non—Southeast	45%	38%

	100%	100%

5. Financial Highlights

	Year Ended December 31,
	2006	2005	2004	2003

Net assets at end of period	$25,155,414	$11,364,547	$5,003,825	$2,928,045
Ratio of operating expenses to average net assets	18%	43%	40%	107%
Ratio of net investment income (loss) to average net assets	15%	35%	(1%)	(104%)
Ratio of total capital called to total capital commitments	100%	50%	35%	20%
Portfolio turnover ratio	7%	39%	0%	0%
Total Return	18%	4%	(29%)	57%

6. Selected Quarterly Financial Data (Unaudited)
     The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2006. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Total investment income	$1,401,965	$1,898,543	$1,713,483	$1,708,813
Net investment income	505,638	994,711	830,057	755,012
Net increase in net assets resulting from operations	505,638	4,190,320	1,058,757	2,942,728

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Total investment income	$1,058,566	$1,376,424	$1,912,888	$1,615,285
Net investment income	370,425	533,065	1,060,819	733,913
Net increase (decrease) in net assets resulting from operations	370,425	(1,741,935)	2,810,819	1,733,913
7. Subsequent Events
SBA Guaranteed Debentures Payable
     On February 1, 2007, the Existing Fund borrowed an additional $4 million under the SBA debenture commitment.
New Entity Formation
     On October 10, 2006 a newly organized corporation, Triangle Capital Corporation, was formed for the purpose of acquiring the Existing Fund, raising capital in an initial public offering and thereafter operating as an internally managed BDC under the 1940 Act.
     On February 21, 2007, concurrent with the closing of the Offering, the following formation transactions were consummated:
•	Triangle Capital Corporation acquired 100% of the limited partnership interests in the Existing Fund, which became Triangle Capital Corporation’s wholly owned subsidiary, retained its license by the SBA to operate as a SBIC, and continues to hold its existing investments and make new investments with the proceeds of the Offering.

•	Triangle Capital Corporation acquired 100% of the equity interests in Triangle Mezzanine LLC, the general partner of the Existing Fund and the management agreement between the Existing Fund and Triangle Mezzanine LLC was terminated.
     The Offering consisted of the sale of 4,770,000 shares of Common Stock at a price of $15 per share, resulting in net proceeds of approximately $65.2 million.
     Upon completion of the Offering, the merged entity operates as a closed–end, non–diversified investment company and has elected to be treated as a BDC under the 1940 Act. Triangle Capital Corporation will be internally managed by its executive officers (previously employed by the Existing Fund’s management company) under the supervision of the board of directors. Therefore, Triangle Capital Corporation will not pay management or advisory fees, but instead will incur the operating costs associated with employing executive management and investment and portfolio management professionals.
     As a result of completion of the Offering and formation transactions, the Existing Fund became a 100% wholly owned subsidiary of Triangle Capital Corporation. The General partner of the Existing Fund is the New General Partner (which is wholly owned by Triangle Capital Corporation) and the limited partners of the Existing Fund are Triangle Capital Corporation (99.9%) and the New General Partner (0.1%).
     Triangle Capital Corporation has adopted, effective upon completion of the Offering, the Triangle Capital Corporation 2007 Equity Incentive Plan whereby the compensation committee of the board of directors may award stock options, restricted stock or other stock based incentive awards to executive officers, employees and directors. Up to 900,000 shares are available for grant under the Plan.

Sale of Investment in Numo Manufacturing, Inc.
     On March 19, 2007, the Existing Fund sold its investment in Numo Manufacturing, Inc. (“Numo”) for approximately $1.2 million in cash. In the second quarter of 2006, the fund recorded a 100% unrealized loss on its investment in Numo and had written down the carrying value of our investment in Numo to zero. As a result of the sale, we have adjusted the carrying value of our investment in Numo to $1.2 million as of December 31, 2006.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.2	Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

10.1	Custodian Agreement with U.S. Bank National Association.

14.1	Code of Conduct.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.