Form 10-Q
period 2007-03-31
TRIANGLE MEZZANINE FUND LLLP
filed 2007-05-10
CIK 1190711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-52483
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All of the registrant’s partnership interests are directly and indirectly owned by Triangle Capital Corporation (File No. 001-33130), which files reports pursuant to the Securities Exchange Act of 1934, as amended.

TRIANGLE MEZZANINE FUND LLLP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRIANGLE MEZZANINE FUND LLLP
Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments at fair value:
Non—Control / Non—Affiliate investments (cost of $37,861,493 and $40,592,972 at March 31, 2007 and December 31, 2006, respectively)	$41,045,654	$42,370,348
Affiliate investments (cost of $9,512,102 and $9,453,445 at March 31, 2007 and December 31, 2006, respectively)	10,388,346	10,011,145
Control investments (cost of $2,657,884 and $2,614,935 at March 31, 2007 and December 31, 2006, respectively)	2,657,884	2,614,935

Total investments at fair value	54,091,884	54,996,428
Deferred loan origination revenue	(754,659)	(774,216)
Cash and cash equivalents	47,489,807	2,525,105
Interest and fees receivable	181,601	134,819
Receivable from Triangle Capital Corporation	300,545	317,805
Deferred financing fees	1,055,369	985,477

Total assets	$102,364,547	$58,185,418

Liabilities
Accounts payable and accrued liabilities	$70,985	$92,142
Interest payable	156,840	606,296
Partners tax distribution payable	220,047	531,566
SBA guaranteed debentures payable	35,800,000	31,800,000

Total liabilities	36,247,872	33,030,004

Net Assets
Partners’ capital	61,250,100	21,250,100
Accumulated undistributed net realized earnings	806,170	1,570,238
Net unrealized appreciation of investments	4,060,405	2,335,076

Total net assets	66,116,675	25,155,414

Total liabilities and net assets	$102,364,547	$58,185,418

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Investment income:
Loan interest, fee and dividend income:
Non—Control / Non—Affiliate investments	$1,155,622	$913,520
Affiliate investments	274,614	—
Control investments	75,718	209,872

Total loan interest, fee and dividend income	1,505,954	1,123,392

Paid—in—kind interest income:
Non—Control / Non—Affiliate investments	174,796	169,961
Affiliate investments	29,250	—
Control investments	42,948	48,693

Total paid—in—kind interest income	246,994	218,654

Interest income from cash and cash equivalent investments	106,221	59,919

Total investment income	1,859,169	1,401,965

Expenses:
Interest expense	499,691	456,731
Amortization of deferred financing fees	27,108	24,443
Management fees	403,565	393,752
General and administrative expenses	8,602	21,401

Total expenses	938,966	896,327

Net investment income	920,203	505,638
Net realized loss on investment — Non Control / Non—Affiliate	(1,464,224)	—
Net unrealized appreciation of investments	1,725,329	—

Total net gain on investments	261,105	—

Net increase in net assets resulting from operations	$1,181,308	$505,638

Allocation of net increase in net assets resulting from operations to:
General partner	N/A	$101,128
Limited partners	N/A	404,510

	N/A	$505,638

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Changes in Net Assets

			Accumulated	Net
		Capital	Undistributed	Unrealized
		Contribution	Net	Appreciation	Total
	Partners	Commitment	Realized	of	Net
	Capital	Receivable	Earnings	Investments	Assets
Balance, January 1, 2006	$21,250,100	$(10,625,000)	$(2,010,553)	$2,750,000	$11,364,547
Partners’ capital contributions	—	10,625,000	—	—	10,625,000
Net investment income	—	—	505,638	—	505,638

Balance, March 31, 2006	$21,250,100	$—	$(1,504,915)	$2,750,000	$22,495,185

		Accumulated	Net
		Undistributed	Unrealized
		Net	Appreciation	Total
	Partners	Realized	of	Net
	Capital	Earnings	Investments	Assets
Balance, January 1, 2007	$21,250,100	$1,570,238	$2,335,076	$25,155,414
Partner’s capital contribution	40,000,000	—	—	40,000,000
Net investment income	—	920,203	—	920,203
Realized loss on investment	—	(1,464,224)	1,464,224	—
Net unrealized gains on investments	—	—	261,105	261,105
Tax distribution to partners	—	(220,047)	—	(220,047)

Balance, March 31, 2007	$61,250,100	$806,170	$4,060,405	$66,116,675

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,181,308	$505,638
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(63,602)	(11,150,000)
Repayments received/sales of portfolio investments	1,424,112	—
Loan origination and other fees received	27,500	354,837
Net realized loss on investments	1,464,224	—
Net unrealized appreciation of investments	(1,725,329)	—
Paid—in—kind interest accrued, net of payments received	(142,908)	(218,654)
Amortization of deferred financing fees	27,108	24,443
Recognition of loan origination and other fees	(47,057)	(59,113)
Accretion of loan discounts	(51,953)	(34,496)
Changes in operating assets and liabilities:
Interest and fees receivable	(46,782)	(19,135)
Accounts payable and accrued liabilities	(21,157)	77,911
Interest payable	(449,456)	(411,982)
Receivable from Triangle Capital Corporation	17,260	—

Net cash provided by (used in) operating activities	1,593,268	(10,930,551)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	4,000,000	—
Financing fees paid	(97,000)	—
Partners’ capital contributions	40,000,000	10,625,000
Tax distribution to partners	(531,566)	—

Net cash provided by financing activities	43,371,434	10,625,000

Net increase (decrease) in cash and cash equivalents	44,964,702	(305,551)
Cash and cash equivalents, beginning of period	2,525,105	6,067,164

Cash and cash equivalents, end of period	$47,489,807	$5,761,613

Supplemental disclosure of cash flow information:
Cash paid for interest	$949,148	$868,713

Summary of non-cash financing transactions:
Accrued tax distribution to partners	$220,047	$—

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Schedule of Investments
March 31, 2007

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Non-Control / Non-Affiliate Investments:
AirServ Corporation (7%)*	Airline Services	Subordinated Note
		(12%, Due 06/09)	$4,229,687	$4,034,213	$4,034,213
		Common Stock
		Warrants (1,238,843
		shares)		414,285	609,203

			4,229,687	4,448,498	4,643,416

Ambient Air Corporation (6%)*	Specialty Trade	Subordinated Notes
	Contractors	(12%-13%, Due
		03/09-3/11)	4,000,000	3,879,804	3,879,804
		Common Stock
		Warrants (455
		shares)		142,361	389,900

			4,000,000	4,022,165	4,269,704

Art Headquarters, LLC (4%)*	Retail, Wholesale	Subordinated Note
	and Distribution	(14%, Due 01/10)	2,636,822	2,610,981	2,610,981
		Membership unit
		warrants (15% of
		units (150 units))		40,800	54,200

			2,636,822	2,651,781	2,665,181

Assurance Operations	Auto Components /	Subordinated Note
Corporation (6%)*	Metal Fabrication	(17%, Due 03/12)	3,685,944	3,685,944	3,685,944
		Common Stock (200
		shares)		200,000	140,500

			3,685,944	3,885,944	3,826,444

Bruce Plastics, Inc. (2%)*	Plastic Component	Subordinated Note
	Manufacturing	(14%, Due 10/11)	1,500,000	1,399,276	1,399,276
		Common Stock
		Warrants (12% of
		common stock)		108,534	108,534

			1,500,000	1,507,810	1,507,810

CV Holdings, LLC (8%)*	Specialty
	Healthcare Products	Subordinated Note
	Manufacturer	(16%, Due 03/10)	4,753,978	4,753,978	4,753,978
		Royalty rights		—	391,600

			4,753,978	4,753,978	5,145,578

DataPath, Inc. (2%)*	Satellite
	Communication	Common Stock
	Manufacturer	(210,263 shares)		101,500	1,564,500

				101,500	1,564,500

Eastern Shore Ambulance,	Specialty Health	Subordinated Note
Inc. (2%)*	Care Services	(13%, Due 03/11)	1,000,000	951,388	951,388
		Common Stock
		Warrants (6% of
		common stock)		55,268	72,700
		Common Stock
		(30 shares)		30,000	39,400

			1,000,000	1,036,656	1,063,488

		Subordinated Notes
Fire Sprinkler Systems, Inc.	Specialty Trade	(13%-17.5%, Due
(4%)*	Contractors	04/11)	2,550,000	2,550,000	2,550,000
		Common Stock (250
		shares)		250,000	250,000

			2,550,000	2,800,000	2,800,000

Flint Acquisition	Specialty Chemical	Subordinated Note
Corporation (7%)*	Manufacturer	(12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock
		(9,875 shares)		308,333	854,500

			3,750,000	4,058,333	4,604,500

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Garden Fresh Restaurant Corp. (6%)*	Restaurant	Subordinated Note
		(12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units
		(5,000 units)		500,000	706,800

			3,000,000	3,500,000	3,706,800

Gerli & Company (5%)*	Specialty Woven	Subordinated Note
	Fabrics	(14%, Due 08/11)
	Manufacturer		3,067,355	2,999,758	2,999,758
		Common Stock
		Warrants (56,559
		shares)		83,414	83,414

			3,067,355	3,083,172	3,083,172

Library Systems & Services,	Municipal Business	Subordinated Note
LLC (3%)*	Services	(12%, Due 03/11)	2,000,000	1,952,661	1,952,661
		Common Stock
		Warrants (112
		shares)		58,995	212,400

			2,000,000	2,011,656	2,165,061

Subtotal Non-Control / Non-Affiliate Investments			36,173,786	37,861,493	41,045,654

Affiliate Investments:
	Industrial
Axxiom Manufacturing, Inc.	Equipment	Subordinated Note
(4%)*	Manufacturer	(14%, Due 01/11)	2,049,791	2,049,791	2,049,791
		Common Stock
		(34,100 shares)		200,000	539,100
		Common Stock Warrant
		(1,000 shares)		—	14,400

			2,049,791	2,249,791	2,603,291

Brantley Transportation, LLC (“Brantley Transportation”)		Subordinated Note -
and Pine Street Holdings,		Brantley
LLC (“Pine Street”) (4)		Transportation
(6%)*	Oil and Gas Services	(14%, Due 12/12)	3,819,668	3,787,044	3,787,044
		Common Unit		33,600	33,600
		Warrants - Brantley
		Transportation
		(4,560 common
		units)
		Preferred Units -
		Pine Street (200
		units)		200,000	200,000
		Common Unit
		Warrants - Pine
		Street (2,220
		units)		—	—

			3,819,668	4,020,644	4,020,644

Genapure Corporation		Genapure Common
(“Genapure”) and Genpref LLC		Stock (4,286
(“Genpref”) (5) (1%)*	Lab Testing Services	shares)		500,000	564,672
		Genpref Preferred
		Stock (455 shares)		63,602	71,828

				563,602	636,500

Porter’s Group, LLC (5%)*	Metal Fabrication	Subordinated Note
		(12%, Due 06/10)	2,365,000	2,206,911	2,206,911
		Membership Units
		(980 units)		250,000	190,600
		Membership Warrants
		(3,750 Units)		221,154	730,400

			2,365,000	2,678,065	3,127,911

Subtotal Affiliate Investments			8,234,459	9,512,102	10,388,346

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Control Investments:
ARC Industries, LLC (4%)*	Remediation Services	Subordinated Note
		(19%, Due 11/10)	2,482,884	2,482,884	2,482,884
		Membership Units
		(3,000 units)		175,000	175,000

			2,482,884	2,657,884	2,657,884

Subtotal Control Investments			2,482,884	2,657,884	2,657,884

Total Investments, March 31, 2007 (82%)*			$46,891,129	$50,031,479	$54,091,884

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non-income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid-in-kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC, and its sole business purpose is its ownership of Brantley Transportation, LLC.

(5)	Genpref is the majority owner of Genapure’s preferred stock, and its sole business purpose is its ownership Genpref’s preferred stock.
See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Schedule of Investments
December 31, 2006

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Non-Control / Non-Affiliate Investments:
AirServ Corporation (18%)*	Airline Services	Subordinated Note
		(12%, Due 06/09)	$4,226,813	$4,010,000	$4,010,000
		Common Stock
		Warrants (1,238,843
		shares)		414,285	551,385

			4,226,813	4,424,285	4,561,385

Ambient Air Corporation (16%)*	Specialty Trade	Subordinated Notes
	Contractors	(12%-13%, Due
		03/09-3/11)	4,000,000	3,874,015	3,874,015
		Common Stock
		Warrants (455
		shares)		142,361	142,361

			4,000,000	4,016,376	4,016,376

Art Headquarters, LLC (11%)*	Retail, Wholesale	Subordinated Note
	and Distribution	(14%, Due 01/10)	2,680,155	2,652,414	2,652,414
		Membership unit
		warrants (15% of
		units (150 units))		40,800	40,800

			2,680,155	2,693,214	2,693,214

Assurance Operations	Auto Components /	Subordinated Note
Corporation (15%)*	Metal Fabrication	(17%, Due 03/12)	3,640,439	3,640,439	3,640,439
		Common Stock (200
		shares)		200,000	200,000

			3,640,439	3,840,439	3,840,439

Bruce Plastics, Inc. (6%)*	Plastic Component	Subordinated Note
	Manufacturing	(14%, Due 10/11	1,500,000	1,395,305	1,395,305
		Common Stock
		Warrants (12% of
		common stock)		108,534	108,534

			1,500,000	1,503,839	1,503,839

CV Holdings, LLC (20%)*	Specialty
	Healthcare Products	Subordinated Note
	Manufacturer	(16%, Due 03/10)	4,683,376	4,683,376	4,683,376
		Royalty rights		—	250,000

			4,683,376	4,683,376	4,933,376

DataPath, Inc. (8%)*	Satellite
	Communication	Common Stock
	Manufacturer	(210,263 shares)		101,500	2,070,000

				101,500	2,070,000

Eastern Shore Ambulance, Inc.	Specialty Health	Subordinated Note
(4%)*	Care Services	(13%, Due 03/11)	1,000,000	949,099	949,099
		Common Stock
		Warrants (6% of
		common stock)		55,268	94,267
		Common Stock
		(30 shares)		30,000	51,100

			1,000,000	1,034,367	1,094,466

		Subordinated Notes
Fire Sprinkler Systems, Inc.	Specialty Trade	(13%-17.5%, Due
(12%)*	Contractors	04/11)	2,713,460	2,713,460	2,713,460
		Common Stock (250
		shares)		250,000	250,000

			2,713,460	2,963,460	2,963,460

Flint Acquisition Corporation	Specialty Chemical	Subordinated Note
(18%)*	Manufacturer	(12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock
		(9,875 shares)		308,333	829,633

			3,750,000	4,058,333	4,579,633

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Garden Fresh Restaurant Corp. (15%)*		Subordinated Note
	Restaurant	(12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units
		(5,000 units)		500,000	673,700

			3,000,000	3,500,000	3,673,700

Gerli & Company (12%)*	Specialty Woven	Subordinated Note
	Fabrics	(14%, Due 08/11)
	Manufacturer		3,052,167	2,981,184	2,981,184
		Common Stock
		Warrants (56,559
		shares)		83,414	83,414

			3,052,167	3,064,598	3,064,598

Library Systems & Services,	Municipal Business	Subordinated Note
LLC (9%)*	Services	(12%, Due 03/11)	2,000,000	1,950,190	1,950,190
		Common Stock
		Warrants (112
		shares)		58,995	189,895

			2,000,000	2,009,185	2,140,085

Numo Manufacturing, Inc. (5%)*	Consumer Products	Subordinated Note
	Manufacturer	(13%, Due 12/10)	2,700,000	2,700,000	1,235,777
		Common Stock
		Warrants (238
		shares)		—	—

			2,700,000	2,700,000	1,235,777

Subtotal Non-Control / Non-Affiliate Investments			38,946,410	40,592,972	42,370,348

Affiliate Investments:
Axxiom Manufacturing, Inc.	Industrial Equipment	Subordinated Note
(4) (10%)*	Manufacturer	(14%, Due 01/11)	2,039,575	2,039,575	2,039,575
		Common Stock
		(34,100 shares)		200,000	541,700

			2,039,575	2,239,575	2,581,275

Brantley Transportation, LLC		Subordinated Note -
(“Brantley Transportation”)		Brantley
and Pine Street Holdings, LLC		Transportation
(“Pine Street”) (5) (16%)*	Oil and Gas Services	(14%, Due 12/12)	3,800,633	3,767,033	3,767,033
		Common Unit
		Warrants - Brantley
		Transportation
		(4,560 common
		units)		33,600	33,600
		Preferred Units -
		Pine Street (200
		units)		200,000	200,000
		Common Unit
		Warrants - Pine
		Street (2,220
		units)		—	—

			3,800,633	4,000,633	4,000,633

Genapure Corporation (2%)*	Lab Testing Services	Common Stock (4,286
		shares)		500,000	500,000

				500,000	500,000

Porter’s Group, LLC (12%)*	Metal Fabrication	Subordinated Note
		(12%, Due 06/10)	2,410,000	2,242,083	2,242,083
		Membership Units
		(980 units)		250,000	142,150
		Membership Warrants
		(3,750 Units)		221,154	545,004

			2,410,000	2,713,237	2,929,237

Subtotal Affiliate Investments			8,250,208	9,453,445	10,011,145

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Control Investments:
ARC Industries, LLC (10%)*	Remediation Services	Subordinated Note	2,439,935	2,439,935	2,439,935
		(19%, Due 11/10)
		Membership Units
		(3,000 units)		175,000	175,000

			2,439,935	2,614,935	2,614,935

Subtotal Control Investments			2,439,935	2,614,935	2,614,935

Total Investments, December 31, 2006 (219%)*			$49,636,553	$52,661,352	$54,996,428

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non-income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid-in-kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Does not include a warrant to purchase 1,000 shares of Axxiom’s common stock which will be held by the Fund upon completion of the formation transactions described in Note 1.

(5)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC, and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Notes to Unaudited Financial Statements
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Triangle Mezzanine Fund LLLP (the “Fund”) is a specialty finance limited liability limited partnership formed to make investments primarily in middle market companies located throughout the United States, particularly in the Southeast. The Fund’s term is ten years from the date of formation (August 14, 2002) unless terminated earlier or extended in accordance with provisions of the limited partnership agreement.
     On September 11, 2003, the Fund was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). As an SBIC, the Fund is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.
     On October 10, 2006 a newly organized corporation, Triangle Capital Corporation, was formed for the purpose of acquiring the Fund, raising capital in an initial public offering (the “Offering”) and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).
     On February 21, 2007, concurrent with the closing of the Offering, the following formation transactions were consummated (the “Formation Transactions”):
•	Triangle Capital Corporation acquired 100% of the limited partnership interests in the Fund, which became Triangle Capital Corporation’s wholly owned subsidiary, retained its license by the SBA to operate as an SBIC and continues to hold its existing investments and make new investments with the proceeds of the Offering.

•	Triangle Capital Corporation acquired 100% of the equity interests in Triangle Mezzanine LLC, the general partner of the Fund, and the management agreement between the Fund and Triangle Capital Partners, LLC (the Fund’s former external manager) was terminated.
     The Fund currently operates as a closed—end, non—diversified investment company and has elected to be treated as a BDC under the 1940 Act. For all periods subsequent to the consummation of the Offering and the Formation Transactions, the Fund will pay a contractual management fee to Triangle Capital Corporation. Triangle Capital Corporation will be internally managed by its executive officers (previously employed by Triangle Capital Partners, LLC) under the supervision of its board of directors. For all periods subsequent to the consummation of the Offering and the Formation Transactions, Triangle Capital Corporation does not pay management or advisory fees, but instead incurs the operating costs associated with employing executive management and investment and portfolio management professionals.
Basis of Presentation
     The financial statements of the Fund include the accounts of the Fund. The Fund does not consolidate portfolio company investments.
     The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2006. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Allocations and Distributions of the Fund
     Prior to the consummation of the Formation Transactions, cumulative net increase in net assets resulting from operations was allocated to the partners in the following order: first, to the extent of the limited partner’s preferred return, second, to the General Partner until its allocation equaled 20.0% of the limited partner’s preferred return divided by 80.0% and third, 80.0% to the limited partners and 20.0% to the General Partner of any remaining amounts. The limited partner’s preferred return was an amount equal to 7.0%, compounded annually, of the partner’s net capital contribution. Cumulative net losses were allocated to the partners in proportion to their capital contributions.
     In addition, prior to the consummation of the Formation Transactions, distributions generally were allocated to the partners in the following order: first, to the extent of the income taxes imposed on the partner with respect to income allocated to the partner, second, to each limited partner to the extent of the limited partner’s preferred return, third, to each partner to the extent of contributed capital, fourth, to the General Partner until its allocation equals 20.0% of the cumulative distributions and fifth, 80.0% to the limited partners and 20.0% to the General Partner. Distributions were at the discretion of the General Partner. During the three months ended March 31, 2007, the Fund distributed $531,566 in cash to the General Partner of the Fund and accrued a partners tax distribution payable of $220,047 to the General Partner and limited partners, such distribution related to the taxable earnings of the Fund from January 1, 2007 through February 21, 2007, and which will be distributed in the second quarter of 2007.
Management Fee
     Prior to the consummation of the Formation Transactions, the Fund was managed by Triangle Capital Partners, LLC, a related party that is majority-owned by Triangle Capital Corporations’ Chief Executive Officer and two of Triangle Capital Corporation’s managing directors. Triangle Capital Partners, LLC was entitled to a quarterly management fee, which was payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense were the responsibility of the Fund. The management fees paid to Triangle Capital Partners, LLC for the three months ended March 31, 2007 and 2006 were $232,423 and $393,752, respectively. In conjunction with the completion of the Offering in February 2007, the management agreement between the Fund and Triangle Capital Partners, LLC was terminated, and the Fund entered into a new management agreement with Triangle Capital Corporation. Under this agreement, Triangle Capital Corporation is entitled to a quarterly management fee, which is payable at an annual rate that is calculated at an annual rate ranging from 2.0% to 2.5% of the sum of i) the Fund’s unreduced regulatory capital and ii) the Fund’s assumed SBA leverage. The management fee payable to Triangle Capital Corporation for the three months ended March 31, 2007 was $171,142.
Recently Issued Accounting Standards
     In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Fund’s financial position, results of operations or cash flows.
     In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. The adoption of this statement did not have a material impact on the Fund’s financial position, results of operations or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund is currently evaluating the impact on its financial statements of adopting SFAS 157.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund is currently evaluating the impact on its financial statements of adopting SFAS 159.
2. INVESTMENTS
     Summaries of the composition of the Fund’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

March 31, 2007:
Subordinated debt	$46,094,633	92%	$46,094,633	85%
Equity shares	2,778,435	6	5,296,900	10
Equity warrants	1,158,411	2	2,308,751	4
Royalty rights	—	—	391,600	1

	$50,031,479	100%	$54,091,884	100%

December 31, 2006:
Subordinated debt	$48,788,108	93%	$47,323,885	86%
Equity shares	2,714,833	5	5,633,283	10
Equity warrants	1,158,411	2	1,789,260	3
Royalty rights	—	—	250,000	1

	$52,661,352	100%	$54,996,428	100%

     The Fund invests in portfolio companies in the United States, with an emphasis on the Southeast. The following tables show the portfolio composition by geographic location at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

March 31, 2007:
Southeast	$27,612,238	55%	$30,567,338	57%
Non-Southeast	22,419,241	45	23,524,546	43

	$50,031,479	100%	$54,091,884	100%

December 31, 2006:
Southeast	$27,500,525	52%	$30,403,524	55%
Non-Southeast	25,160,827	48	24,592,904	45

	$52,661,352	100%	$54,996,428	100%

Valuation of Investments
     The Fund invests primarily in debt and equity of privately held companies for which market prices are not available. Therefore, the Fund values its investments at fair value, as determined in good faith by the Board of Directors. Due to the inherent uncertainty in the valuation process, the Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
     Debt and equity securities that are not publicly traded and for which a market does not exist are valued at fair value as determined in good faith by the Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon the facts and circumstances of each individual case. In general, fair value is the amount that the Fund might reasonably expect to receive upon the current sale of the security which, for investments that are less than nine months old, typically equates to the original cost basis unless there has been significant over—performance or under—performance by the portfolio company. In making the good faith determination of the value of these securities, the Fund starts with the cost basis of the security, which includes the amortized original issue discount, and payment—in—kind (PIK) interest, if any. Management evaluates the investments in portfolio companies using the portfolio company’s most recent financial statements and forecasts. Management also consults with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, the Fund considers common valuation techniques used by qualified valuation professionals. These valuation techniques consist of (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities. The Fund also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. Additionally, in connection with the process to determine fair value, the Fund has engaged a third—party valuation firm to assist in the valuation process by reviewing a selection of portfolio company valuations prepared by the Fund.
     When originating a debt security, the Fund will sometimes receive warrants or other equity—related securities from the borrower. The Fund determines the cost basis of the warrants or other equity—related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity—related securities received. Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.
Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments
     Realized gains or losses are recorded upon the sale or liquidation of investments and calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments.
Investment Classification
     In accordance with the provisions of the 1940 Act, the Fund classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Fund is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Fund, as defined in the 1940 Act, other than Control Investments. “Non—Control/Non—Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Fund is deemed to control a company in which it has invested if the Fund owns more than 25.0% of the voting securities of such company or has greater than 50.0% representation on its board. The Fund is deemed to be an affiliate of a company in which the Fund has invested if the Fund owns between 5.0% and 25.0% of the voting securities of such company.
Investment Income
     Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Fund will stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer collectible. Dividend income is recorded on the ex—dividend date.
Fee Income
     Loan origination, facility, commitment, consent and other advance fees received in connection with loan agreements are recorded as deferred income and recognized as income over the term of the loan. Loan prepayment penalties are recorded into income when received. Any previously deferred fees are immediately recorded into income upon prepayment of the related loan.
Payment in Kind Interest
     The Fund holds loans in its portfolio that contain a payment—in—kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. Thus, the actual collection of this interest generally occurs at the time of loan principal repayment. The Fund will generally cease accruing PIK interest if there is insufficient value to support the accrual or if the investee is not expected to be able to pay all principal and interest due.

Concentration of Credit Risk
     The Fund’s investees are generally lower middle—market companies in a variety of industries. As of March 31, 2007 and December 31, 2006, there were no individual investments greater than 10% of the Fund’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
     The Fund’s investments carry a number of risks including, but not limited to: 1) investing in lower middle market companies which have a limited operating history and financial resources; 2) investing in senior subordinated debt which ranks equal to or lower than debt held by other investors; 3) holding investments that are not publicly traded and are subject to legal and other restrictions on resale, as well as other risks common to investing in below investment grade debt and equity instruments.
3. INCOME TAXES
     No provision for income taxes is included in the financial statements because all income, deductions, gains, losses and credits are reported in the tax returns of the partners.
4. LONG—TERM DEBT
     The Fund has the following debentures outstanding guaranteed by the SBA:

		Prioritized	March 31,	December 31,
Issuance Date	Maturity Date	Return Rate	2007	2006

September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
February 1, 2007	March 1, 2017	6.231%	4,000,000	—

			$35,800,000	$31,800,000

     Interest payments are payable semi—annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its Regulatory Capital. As of March 31, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases). With $61.3 million of Regulatory Capital as of March 31, 2007, the Fund has the current capacity to issue up to a total of $122.5 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA in the amount of the commitment. Currently, the Fund has paid commitment fees for and has a commitment from the SBA to issue a total of $41.9 million of SBA guaranteed debentures, of which $35.8 million are outstanding as of March 31, 2007. In order to access the additional $80.6 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $806,000. In addition to the one—time 1.0% fee on the total commitment from the SBA, the Fund also pays a one—time 2.5% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all debentures as of March 31, 2007 and December 31, 2006 were 5.819% and 5.767%, respectively.

5. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Net assets at end of period	$66,116,675	$22,495,185
Average net assets	$25,475,834	$14,529,361
Ratio of operating expenses to average net assets (annualized)	14.7%	24.7%
Ratio of net investment income to average net assets (annualized)	14.4%	13.9%
Portfolio turnover ratio	0%	0%
6. SUBSEQUENT EVENTS
     On April 2, 2007, the Fund invested $4,250,000 in subordinated debt of APO Newco LLC (“APO”), a niche provider of commercial and consumer marketing products based in Bartlett, Tennessee. Under the terms of the loan, APO will pay 14.0% interest per annum. The Fund also received a warrant to purchase up to 5.5% of APO’s common units.
     On April 18, 2007, the Fund invested $6,000,000 in subordinated debt of Equisales, LLC (“Equisales”), a niche provider of energy products and services based in Houston, Texas. Under the terms of the loan, Equisales will pay 15.0% interest per annum. In addition, the Fund invested $500,000 in exchange for a 9.0% equity interest in Equisales.
     On May 1, 2007, the Company invested $8,400,000 in subordinated debt of Fischbein LLC (“Fischbein”), a global manufacturer of flexible packaging and materials handling equipment based in Statesville, North Carolina. Under the terms of the loan, Fischbein will pay 16.5% interest per annum. In addition, the Company invested $4,200,000 in exchange for a 37.4% equity interest in Fischbein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview of Our Business
     We (or the “Fund”) are a wholly owned subsidiary of Triangle Capital Corporation. Triangle Capital Corporation is a Maryland corporation incorporated on October 10, 2006, for the purposes of acquiring the Fund, raising capital in its Offering and thereafter operating as an internally managed business development company, or BDC under the Investment Company Act of 1940. The Fund is licensed as a small business investment company, or SBIC, by the United States Small Business Administration, or SBA, and has also elected to be treated as a BDC. The Fund has invested primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately held companies located in the United States. Upon the consummation of the Offering, the Formation Transactions described in footnote 1 to our unaudited financial statements included in Item 1 of Part I of this Quarterly Report were consummated, at which time the Fund became a wholly-owned subsidiary of Triangle Capital Corporation, and the former partners of the Fund became stockholders in Triangle Capital Corporation.
     Our business is to provide capital to lower middle market companies in the United States with an emphasis on the Southeast. We define lower middle market companies as those with annual revenues between $10.0 and $100.0 million. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $75.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $2.0 and $10.0 million.
     We invest primarily in senior subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. Historically, our investments have ranged from $2.0 to $4.0 million due to investment limitations imposed by the SBA based on the Fund’s size prior to the Offering. In certain situations, we have partnered with other funds to provide larger financing commitments. With the additional capital from the Offering, we intend to increase our financing commitments to between $5.0 and $15.0 million per portfolio company.
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and six years and typically bear interest at fixed rates between 11.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however some of our debt investments pay cash interest on a quarterly basis. As of both March 31, 2007 and December 31, 2006, the weighted average yield on all of our outstanding debt investments was approximately 14.0%. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 13.2% and 13.3% as of March 31, 2007 and December 31, 2006, respectively.
     The Fund is eligible to sell debentures guaranteed by the SBA to the capital markets at favorable interest rates and invest these funds in portfolio companies. We intend to continue to operate the Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to make additional investments and thus enhance returns to our stockholders.

Portfolio Composition and Investment Activity
     The total value of our investment portfolio was $54.1 million as of March 31, 2007, as compared to $55.0 million as of December 31, 2006. As of March 31, 2007, we had investments in 18 portfolio companies with an aggregate cost of $50.0 million. As of December 31, 2006, we had investments in 19 portfolio companies with an aggregate cost of $52.7 million. As of both March 31, 2007 and December 31, 2006, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
     As of March 31, 2007 and December 31, 2006, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

March 31, 2007:
Subordinated debt	$46,094,633	92%	$46,094,633	85%
Equity shares	2,778,435	6	5,296,900	10
Equity warrants	1,158,411	2	2,308,751	4
Royalty rights	—	—	391,600	1

	$50,031,479	100%	$54,091,884	100%

December 31, 2006:
Subordinated debt	$48,788,108	93%	$47,323,885	86%
Equity shares	2,714,833	5	5,633,283	10
Equity warrants	1,158,411	2	1,789,260	3
Royalty rights	—	—	250,000	1

	$52,661,352	100%	$54,996,428	100%

     A summary of our investment portfolio by the geographic location of our portfolio companies is as follows:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

March 31, 2007:
Southeast	$27,612,238	55%	$30,567,338	57%
Non-Southeast	22,419,241	45	23,524,546	43

	$50,031,479	100%	$54,091,884	100%

December 31, 2006:
Southeast	$27,500,525	52%	$30,403,524	55%
Non-Southeast	25,160,827	48	24,592,904	45

	$52,661,352	100%	$54,996,428	100%

     During the quarter ended March 31, 2007, we made one additional equity investment in an existing portfolio company totaling approximately $0.1 million. We also sold one investment in a portfolio company for approximately $1.2 million, resulting in a realized loss of approximately $1.5 million. In addition, we received normal principal repayments and payment in kind (PIK) interest repayments totaling approximately $0.3 million in the three months ended March 31, 2007. Total portfolio investment activity for the three months ended March 31, 2007 was as follows:

Three Months
Ended
March 31, 2007
Fair value of portfolio, January 1, 2007	$54,996,428
Purchase of equity investment	63,602
Proceeds from sale of investment	(1,235,777)
Principal repayments and payment in kind interest payments received	(292,421)
Payment in kind interest earned	246,994
Accretion of loan discounts	51,953
Unrealized gain on investments	261,105

Fair value of portfolio, March 31, 2007	$54,091,884

Results of Operations
Comparison of three months ended March 31, 2007 and March 31, 2006
Investment Income
     For the three months ended March 31, 2007, total investment income was $1.9 million, a 33% increase from $1.4 million of total investment income for the three months ended March 31, 2006. This increase was primarily attributable to a $0.4 million increase in total loan interest, fee and dividend income due to net increase in our portfolio investments from March 31, 2006 to March 31, 2007.
Expenses
     Expenses remained relatively flat at $0.9 million for both the three months ended March 31, 2007 and 2006.
Net Investment Income
     As a result of the $0.5 million increase in total investment income, net investment income for the three months ended March 31, 2007 was $0.9 million compared to net investment income of $0.5 million during the three months ended March 31, 2006.
Net Increase (Decrease) in Net Assets Resulting From Operations
     For the three months ended March 31, 2007, net realized loss on investments was $1.5 million which related to a realized loss on one investment. During the three months ended March 31, 2007, we recorded net unrealized appreciation of investments in the amount of $1.7 million, comprised primarily of an unrealized gain reclassification adjustment of approximately $1.5 million related to the realized loss noted above. In addition, in the three months ended March 31, 2007, we recorded unrealized gains on eleven other investments totaling $0.9 million and unrealized losses on five investments totaling $0.6 million. We recorded no realized or unrealized gains or losses in the three months ended March 31, 2006.
     As a result of these events, our net increase in net assets from operations during the three months ended March 31, 2007 was $1.2 million as compared to $0.5 million for the three months ended March 31, 2006.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our anticipated cash flows from operations and the proceeds from the recent Offering will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
     For the three months ended March 31, 2007, we experienced a net increase in cash and cash equivalents in the amount of $45.0 million. During that period, our operating activities provided $1.6 million in cash, and we generated $43.4 million of cash from financing activities, consisting primarily of (i) a capital contribution of $40.0 million and (ii) proceeds from borrowings under SBA guaranteed debentures payable of $4.0 million, partially offset by financing fees paid to the SBA of $0.1 million and a tax distribution to partners of $0.5 million. At March 31, 2007, we had $47.5 million of cash and cash equivalents on hand.
     For the three months ended March 31, 2006, we experienced a net decrease in cash and cash equivalents in the amount of $0.3 million. During that period, we used $10.9 million in cash to fund operating activities, and we generated $10.6 million of cash from financing activities consisting solely of limited partner capital contributions. We invested the entire $10.6 million of cash from financing activities in four new portfolio companies and one existing portfolio company during the first quarter of 2006.
     As of March 31, 2007, our net assets totaled $66.1 million and we had approximately $47.5 million in cash and cash equivalents. We intend to generate additional cash from cash flows from operations, including income earned from investments in our portfolio companies and from the temporary investment of cash in short-term money market accounts. Our primary use of funds will be to make investments in portfolio companies and pay interest on our SBA guaranteed debentures. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings of our parent, Triangle Capital Corporation and/or future issuances of SBA backed debentures, to the extent permitted by the SBA and the 1940 Act.
Financing Transactions
     Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue SBA guaranteed debentures at favorable interest rates. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its Regulatory Capital. As of

March 31, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases). With $61.3 million of Regulatory Capital as of March 31, 2007, the Fund has the current capacity to issue up to a total of $122.5 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA in the amount of the commitment. Currently, the Fund has paid commitment fees for and has a commitment from the SBA to issue a total of $41.9 million of SBA guaranteed debentures, of which $35.8 million are outstanding as of March 31, 2007. In order to access the additional $80.6 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $806,000.
     Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. As of March 31, 2007, the Fund had issued $35.8 million of debentures guaranteed by the SBA, which debentures had a weighted average interest rate of 5.82% per annum.
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
Investment Valuation
     The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We value our investment portfolio each quarter. We have engaged an independent valuation firm, to assist us in our valuation process.
     Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market but for which a limited market exists are valued at the indicative bid price offered on the valuation date. As of March 31, 2007, none of the debt securities in our portfolio were publicly traded or had a limited market, and there was a limited market for one of the equity securities we owned.
     Debt and equity securities that are not publicly traded and for which a market does not exist are valued at fair value as determined in good faith by our board of directors. There is no single standard for determining fair value in good faith, as fair value depends upon the facts and circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security which, for investments that are less than nine months old, typically equates to our original cost basis, unless there has been significant over-performance or under-performance by the portfolio company. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any. Management evaluates our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. Management also consults with portfolio company senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, we consider standard valuation techniques used by major valuation firms. These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.
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
Recently Issued Accounting Standards
     In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. FASB Statement No. 155 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on our financial position, or results of operations or cash flows.
     In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. The adoption of this statement did not have a material impact on our financial position, or results of operations or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles

(“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of adopting SFAS 157.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of the adoption of SFAS 159.
Off-Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.
Related Party Transactions
     Effective concurrently with the closing of the Offering, TML, the general partner of the Fund, merged into a wholly-owned subsidiary of Triangle Capital Corporation. A substantial majority of the ownership interests of TML were owned by our Chief Executive Officer, Chief Investment Officer, Chief Financial Officer and two of our Managing Directors. As a result of such merger, these five individuals collectively received shares of Triangle Capital Corporation common stock valued at approximately $6.7 million.
     Three members of Triangle Capital Corporation’s management, including its Chief Executive Officer, and two of its Managing Directors, collectively own approximately 67% of Triangle Capital Partners, LLC. As of March 31, 2007, Triangle Capital Partners, LLC owned 33,333 shares of Triangle Capital Corporation’s common stock. Prior to the closing of the Offering, Triangle Capital Partners, LLC provided management and advisory services to the Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received approximately $0.2 million and $0.4 million in management fees from the Fund during the three months ended March 31, 2007 and 2006, respectively. This agreement terminated upon the closing of the Offering.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     This Quarterly Report contains forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of our 2006 Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income is affected by changes in various interest rates, including LIBOR and prime rates. As of March 31, 2007, approximately 93.5% of our debt investment portfolio bore interest at fixed rates. All of our outstanding indebtedness is currently at fixed rates.
Item 4T. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Triangle Mezzanine Fund LLLP is not a party to any pending legal proceedings.
Item 1A. Risk Factors.
     There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.2	Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

10.1	Custodian Agreement with U.S. Bank National Association (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE MEZZANINE FUND LLLP

By: New Triangle GP, LLC, Its General Partner

By: Triangle Capital Corporation, Its Manager

Date: May 9, 2007	By:	/s/ Garland S. Tucker, III Garland S. Tucker, III President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 9, 2007		/s/ Steven C. Lilly Steven C. Lilly Chief Financial Officer and Director

Date: May 9, 2007		/s/ C. Robert Knox, Jr. C. Robert Knox, Jr. Controller and Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.2	Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

10.1	Custodian Agreement with U.S. Bank National Association (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.