Form 10-Q
period 2007-09-30
TRIANGLE MEZZANINE FUND LLLP
filed 2007-11-14
CIK 1190711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33130
Triangle Mezzanine Fund LLLP
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of	42-1576337 (I.R.S. Employer
incorporation or organization)	Identification No.)

3600 Glenwood Avenue, Suite 104 Raleigh, North Carolina	27612
(Address and zip code of principal executive offices)	(Zip Code)
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

TRIANGLE MEZZANINE FUND LLLP

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TRIANGLE MEZZANINE FUND LLLP
Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments at fair value:
Non–Control / Non–Affiliate investments (cost of $60,597,699 and $40,592,972 at September 30, 2007 and December 31, 2006, respectively)	$63,449,412	$42,370,348
Affiliate investments (cost of $13,420,305 and $9,453,445 at September 30, 2007 and December 31, 2006, respectively)	13,946,303	10,011,145
Control investments (cost of $15,980,690 and $2,614,935 at September 30, 2007 and December 31, 2006, respectively)	18,483,136	2,614,935

Total investments at fair value	95,878,851	54,996,428
Deferred loan origination revenue	(1,125,654)	(774,216)
Cash and cash equivalents	14,910,139	2,525,105
Interest and fees receivable	304,831	134,819
Receivable from Triangle Capital Corparation	—	317,805
Deferred financing fees	998,746	985,477

Total assets	$110,966,913	$58,185,418

Liabilities
Accounts payable and accrued liabilities	$1,000	$92,142
Interest payable	171,222	606,296
Partners tax distribution payable	—	531,566
Payable to Triangle Capital Corporation	1,597,865	—
SBA guaranteed debentures payable	35,800,000	31,800,000

Total liabilities	37,570,087	33,030,004

Net Assets
Partners’ capital	63,250,100	21,250,100
Accumulated undistributed net realized earnings	4,266,569	1,570,238
Net unrealized appreciation of investments	5,880,157	2,335,076

Total net assets	73,396,826	25,155,414

Total liabilities and net assets	$110,966,913	$58,185,418

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Investment income:
Loan interest, fee and dividend income:
Non–Control / Non–Affiliate investments	$1,728,682	$1,137,179	$4,233,318	$3,353,636
Affiliate investments	574,964	151,478	1,368,578	483,817
Control investments	361,395	74,606	845,136	217,559

Total loan interest, fee and dividend income	2,665,041	1,363,263	6,447,032	4,055,012

Paid–in–kind interest income:
Non–Control / Non–Affiliate investments	213,850	204,240	590,655	594,119
Affiliate investments	63,556	10,336	159,098	29,187
Control investments	143,188	42,370	294,501	123,558

Total paid–in–kind interest income	420,594	256,946	1,044,254	746,864
Interest income from cash and cash equivalent investments	234,927	93,274	696,608	212,115

Total investment income	3,320,562	1,713,483	8,187,894	5,013,991

Expenses:
Interest expense	525,081	459,746	1,545,798	1,378,736
Amortization of deferred financing fees	28,515	25,158	83,731	74,397
Management fees	956,550	398,441	2,303,288	1,190,632
General and administrative expenses	2,888	81	15,489	39,820

Total expenses	1,513,034	883,426	3,948,306	2,683,585

Net investment income	1,807,528	830,057	4,239,588	2,330,406

Net realized gain (loss) on investments – Non Control / Non–Affiliate	—	—	(1,464,224)	5,977,109
Net realized gain on investments – Affiliate	141,014	—	141,014	—
Net unrealized appreciation (depreciation) of investments	1,233,666	228,700	3,545,081	(2,552,800)

Total net gain on investments	1,374,680	228,700	2,221,871	3,424,309

Net increase in net assets resulting from operations	$3,182,208	$1,058,757	$6,461,459	$5,754,715

Allocation of net increase in net assets resulting from operations to:
General partner	N/A	$211,751	N/A	$1,150,943
Limited partners	N/A	847,006	N/A	4,603,772

	N/A	$1,058,757	N/A	$5,754,715

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Changes in Net Assets

				Accumulated	Net
			Capital	Undistributed	Unrealized
	General	Limited	Contribution	Net	Appreciation	Total
	Partner’s	Partners’	Commitment	Realized	of	Net
	Capital	Capital	Receivable	Earnings	Investments	Assets
Balance, January 1, 2006	$100	$21,250,000	$(10,625,000)	$(2,010,553)	$2,750,000	$11,364,547
Partners’ capital contributions	—	—	10,625,000	—	—	10,625,000
Distribution to partners	—	—	—	(5,000,010)	—	(5,000,010)
Net investment income	—	—	—	2,330,406	—	2,330,406
Realized gain on investment	—	—	—	5,977,109	(5,977,109)	—
Net unrealized gains on investments	—	—	—	—	3,424,309	3,424,309

Balance, September 30, 2006	$100	$21,250,000	$—	$1,296,952	$197,200	$22,744,252

		Accumulated	Net
		Undistributed	Unrealized
		Net	Appreciation	Total
	Partners’	Realized	of	Net
	Capital	Earnings	Investments	Assets
Balance, January 1, 2007	$21,250,100	$1,570,238	$2,335,076	$25,155,414
Partner’s capital contribution	42,000,000	—	—	42,000,000
Net investment income	—	4,239,588	—	4,239,588
Realized gain (loss) on investments	—	(1,323,210)	1,464,224	141,014
Net unrealized gains on investments	—	—	2,080,857	2,080,857
Tax distribution to partners	—	(220,047)	—	(220,047)

Balance, September 30, 2007	$63,250,100	$4,266,569	$5,880,157	$73,396,826

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,461,459	$5,754,715
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(42,534,975)	(15,703,478)
Repayments received/sales of portfolio investments	4,878,207	9,870,607
Loan origination and other fees received	894,904	474,795
Net realized loss (gain) on investments	1,323,210	(5,977,109)
Net unrealized depreciation (appreciation) of investments	(3,545,081)	2,552,800
Paid–in–kind interest accrued, net of payments received	(845,033)	(383,073)
Amortization of deferred financing fees	83,731	74,397
Recognition of loan origination and other fees	(543,466)	(400,291)
Accretion of loan discounts	(158,751)	(119,593)
Changes in operating assets and liabilities:
Interest and fees receivable	(170,012)	(50,172)
Accounts payable and accrued liabilities	(91,142)	(13,226)
Interest payable	(435,074)	(414,494)
Receivable from / payable to Triangle Capital Partners, LLC	1,915,670	—

Net cash used in operating activities	(32,766,353)	(4,334,122)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	4,000,000	—
Financing fees paid	(97,000)	—
Partners’ capital contributions	42,000,000	10,625,000
Distributions to partners	(751,613)	(5,000,010)

Net cash provided by financing activities	45,151,387	5,624,990

Net increase in cash and cash equivalents	12,385,034	1,290,868
Cash and cash equivalents, beginning of period	2,525,105	6,067,164

Cash and cash equivalents, end of period	$14,910,139	$7,358,032

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,980,873	$1,793,230

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Schedule of Investments
September 30, 2007

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non—Control / Non—Affiliate Investments:
AirServ Corporation (7%)*	Airline Services	Subordinated Note (12%, Due 06/09)	$4,235,546	$4,084,696	$4,084,696
		Common Stock Warrants (1,238,843 shares)		414,285	767,203

			4,235,546	4,498,981	4,851,899
Ambient Air Corporation (8%)*	Specialty Trade Contractors	Subordinated Note (12%, Due 03/11)	3,144,654	3,036,563	3,036,563
		Subordinated Note (14%, Due 03/11)	1,872,075	1,872,075	1,872,075
		Common Stock Warrants (455 shares)		142,361	1,238,500

			5,016,729	5,050,999	6,147,138
APO Newco, LLC (6%)*	Commercial and Consumer	Subordinated Note (14%, Due 03/13)	4,293,318	4,269,604	4,269,604
	Marketing Products	Unit purchase warrant (87,302 Class C units)		25,200	25,200

			4,293,318	4,294,804	4,294,804
Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,506,822	2,484,983	2,484,983
		Membership unit warrants (15% of units (150 units))		40,800	42,800

			2,506,822	2,525,783	2,527,783
Assurance Operations Corporation (5%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,780,224	3,780,224	3,780,224
		Common Stock (200 shares)		200,000	—

			3,780,224	3,980,224	3,780,224
Bruce Plastics, Inc. (2%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11)	1,500,000	1,407,642	1,407,642
		Common Stock Warrants (12% of common stock)		108,534	—

			1,500,000	1,516,176	1,407,642
CV Holdings, LLC (7%)*	Specialty Healthcare Products	Subordinated Note (16%, Due 03/10)	4,900,829	4,900,829	4,900,829
	Manufacturer	Royalty rights		—	308,800

			4,900,829	4,900,829	5,209,629
Cyrus Networks, LLC (7%)*	Data Center Services Provider	Senior Note (10%, Due 07/13)	4,289,804	4,289,804	4,289,804
		2nd Lien Note (13%, Due 01/14)	888,514	888,514	888,514
		Revolving Line of Credit (10%)	70,880	70,880	70,880

			5,249,198	5,249,198	5,249,198
DataPath, Inc. (1%)*	Satellite Communication	Common Stock (210,263 shares)		101,500	751,500

	Manufacturer			101,500	751,500

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Eastern Shore Ambulance, Inc. (1%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	1,000,000	956,194	956,194
		Common Stock Warrants (6% of common stock)		55,268	43,200
		Common Stock (30 shares)		30,000	11,300

			1,000,000	1,041,462	1,010,694
Fire Sprinkler Systems, Inc. (3%)*	Specialty Trade Contractors	Subordinated Notes (13%—17.5%, Due 04/11)	2,494,953	2,494,953	2,494,953
		Common Stock (250 shares)		250,000	69,400

			2,494,953	2,744,953	2,564,353
Flint Acquisition Corporation (6%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock (9,875 shares)		308,333	892,500

			3,750,000	4,058,333	4,642,500
Garden Fresh Restaurant Corp. (5%)*	Restaurant	2nd Lien Note (12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	484,400

			3,000,000	3,500,000	3,484,400
Gerli & Company (4%)*	Specialty Woven Fabrics	Subordinated Note (14%, Due 08/11)	3,098,437	3,037,970	3,037,970
	Manufacturer	Common Stock Warrants (56,559 shares)		83,414	—

			3,098,437	3,121,384	3,037,970
Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,957,828	1,957,828
		Common Stock Warrants (112 shares)		58,995	535,600

			2,000,000	2,016,823	2,493,428
Syrgis Holdings, Inc. (8%)*	Specialty Chemical Manufacturer	Senior Note (10%, Due 08/12-02/14)	5,000,000	5,000,000	5,000,000
		Common Units (2,114 units)		1,000,000	1,000,000

			5,000,000	6,000,000	6,000,000
Twin-Star International, Inc. (8%)*	Consumer Home Furnishings	Subordinated Note (13%, Due 04/14)	4,500,000	4,500,000	4,500,000
	Manufacturer	Senior Note (8.3%, Due 04/13)	1,496,250	1,496,250	1,496,250

			5,996,250	5,996,250	5,996,250

Subtotal Non—Control / Non—Affiliate Investments			57,822,306	60,597,699	63,449,412
Affiliate Investments:
Axxiom Manufacturing, Inc. (4%)*	Industrial Equipment	Subordinated Note (14%, Due 01/11)	2,070,719	2,070,719	2,070,719
	Manufacturer	Common Stock (34,100 shares)		200,000	556,700
		Common Stock Warrant (1,000 shares)		—	12,500

			2,070,719	2,270,719	2,639,919

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (5%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14%, Due 12/12)	3,800,000	3,769,416	3,769,416
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	50,800
		Preferred Units — Pine Street (200 units)		200,000	172,800
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	4,003,016	3,993,016
Equisales, LLC (9%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,082,968	6,082,968	6,082,968
		Class A Units (500,000 units)		500,000	500,000

			6,082,968	6,582,968	6,582,968
Genapure Corporation (“Genapure”) and Genpref, LLC (“Genpref”) (5) (1%)*	Lab Testing Services	Genapure Common Stock (4,286 shares)		500,000	647,975
		Genpref Preferred Stock (455 shares)		63,602	82,425

				563,602	730,400

Subtotal Affiliate Investments			11,953,687	13,420,305	13,946,303
Control Investments:
ARC Industries, LLC (4%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,572,553	2,572,553	2,572,553
		Membership Units (3,000 units)		175,000	148,700

			2,572,553	2,747,553	2,721,253
Fischbein, LLC (17%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	8,561,883	8,561,883	8,561,883
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	4,200,000

			8,561,883	12,761,883	12,761,883
Porter’s Group, LLC (4%)*	Metal Fabrication	Membership Units (4,730 units)		471,254	3,000,000

				471,254	3,000,000

Subtotal Control Investments			11,134,436	15,980,690	18,483,136

Total Investments, September 30, 2007 (131%)*			$80,910,429	$89,998,694	$95,878,851

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid—in—kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC, and its sole business purpose is its ownership of Brantley Transportation, LLC.

(5)	Genpref is the sole owner of Genapure’s preferred stock, and its sole business purpose is its ownership of Genapure’s preferred stock.
See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Schedule of Investments
  December 31, 2006

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non—Control / Non—Affiliate Investments:
AirServ Corporation (18%)*	Airline Services	Subordinated Note (12%, Due 06/09)	$4,226,813	$4,010,000	$4,010,000
		Common Stock Warrants (1,238,843 shares)		414,285	551,385

			4,226,813	4,424,285	4,561,385
Ambient Air Corporation (16%)*	Specialty Trade Contractors	Subordinated Notes (12%—13%, Due 03/09—3/11)	4,000,000	3,874,015	3,874,015
		Common Stock Warrants (455 shares)		142,361	142,361

			4,000,000	4,016,376	4,016,376
Art Headquarters, LLC (11%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,680,155	2,652,414	2,652,414
		Membership unit warrants (15% of units (150 units))		40,800	40,800

			2,680,155	2,693,214	2,693,214
Assurance Operations Corporation (15%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,640,439	3,640,439	3,640,439
		Common Stock (200 shares)		200,000	200,000

			3,640,439	3,840,439	3,840,439
Bruce Plastics, Inc. (6%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11	1,500,000	1,395,305	1,395,305
		Common Stock Warrants (12% of common stock)		108,534	108,534

			1,500,000	1,503,839	1,503,839
CV Holdings, LLC (20%)*	Specialty Healthcare Products	Subordinated Note (16%, Due 03/10)	4,683,376	4,683,376	4,683,376
	Manufacturer	Royalty rights		—	250,000

			4,683,376	4,683,376	4,933,376
DataPath, Inc. (8%)*	Satellite Communication	Common Stock (210,263 shares)		101,500	2,070,000

	Manufacturer			101,500	2,070,000
Eastern Shore Ambulance, Inc. (4%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	1,000,000	949,099	949,099
		Common Stock Warrants (6% of common stock)		55,268	94,267
		Common Stock (30 shares)		30,000	51,100

			1,000,000	1,034,367	1,094,466
Fire Sprinkler Systems, Inc. (12%)*	Specialty Trade Contractors	Subordinated Notes (13%—17.5%, Due 04/11)	2,713,460	2,713,460	2,713,460
		Common Stock (250 shares)		250,000	250,000

			2,713,460	2,963,460	2,963,460
Flint Acquisition Corporation (18%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock (9,875 shares)		308,333	829,633

			3,750,000	4,058,333	4,579,633

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Garden Fresh Restaurant Corp. (15%)*	Restaurant	2nd Lien Note (12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	673,700

			3,000,000	3,500,000	3,673,700
Gerli & Company (12%)*	Specialty Woven Fabrics	Subordinated Note (14%, Due 08/11)	3,052,167	2,981,184	2,981,184
	Manufacturer	Common Stock Warrants (56,559 shares)		83,414	83,414

			3,052,167	3,064,598	3,064,598
Library Systems & Services, LLC (9%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,950,190	1,950,190
		Common Stock Warrants (112 shares)		58,995	189,895

			2,000,000	2,009,185	2,140,085
Numo Manufacturing, Inc. (5%)*	Consumer Products Manufacturer	Subordinated Note (13%, Due 12/10)	2,700,000	2,700,000	1,235,777
		Common Stock Warrants (238 shares)		—	—

			2,700,000	2,700,000	1,235,777

Subtotal Non—Control / Non—Affiliate Investments			38,946,410	40,592,972	42,370,348

Affiliate Investments:

Axxiom Manufacturing, Inc. (4) (10%)*	Industrial Equipment	Subordinated Note (14%, Due 01/11)	2,039,575	2,039,575	2,039,575
	Manufacturer	Common Stock (34,100 shares)		200,000	541,700

			2,039,575	2,239,575	2,581,275
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (5) (16%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14%, Due 12/12)	3,800,633	3,767,033	3,767,033
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	33,600
		Preferred Units — Pine Street (200 units)		200,000	200,000
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,633	4,000,633	4,000,633
Genapure Corporation (2%)*	Lab Testing Services	Common Stock (4,286 shares)		500,000	500,000

				500,000	500,000
Porter’s Group, LLC (12%)*	Metal Fabrication	Subordinated Note (12%, Due 06/10)	2,410,000	2,242,083	2,242,083
		Membership Units (980 units)		250,000	142,150
		Membership Warrants (3,750 Units)		221,154	545,004

			2,410,000	2,713,237	2,929,237

Subtotal Affiliate Investments			8,250,208	9,453,445	10,011,145

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Control Investments:
ARC Industries, LLC (10%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,439,935	2,439,935	2,439,935
		Membership Units (3,000 units)		175,000	175,000

			2,439,935	2,614,935	2,614,935

Subtotal Control Investments			2,439,935	2,614,935	2,614,935

Total Investments, December 31, 2006 (219%)*			$49,636,553	$52,661,352	$54,996,428

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid—in—kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Does not include a warrant to purchase 1,000 shares of Axxiom’s common stock which will be held by the Fund upon completion of the formation transactions described in Note 1.

(5)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC, and its sole business purpose is its ownership of Brantley Transportation, LLC.
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
     In addition, prior to the consummation of the Formation Transactions, distributions generally were allocated to the partners in the following order: first, to the extent of the income taxes imposed on the partner with respect to income allocated to the partner, second, to each limited partner to the extent of the limited partner’s preferred return, third, to each partner to the extent of contributed capital, fourth, to the General Partner until its allocation equals 20.0% of the cumulative distributions and fifth, 80.0% to the limited partners and 20.0% to the General Partner. Distributions were at the discretion of the General Partner. During the nine months ended September 30, 2007 and 2006, the Fund distributed $751,613 and $5,000,010, respectively, in cash to the General and Limited Partners of the Fund. After consummation of the Formation Transactions, distributions of the Fund are allocated 100% to Triangle Capital Corporation.
Management Fee
     Prior to the consummation of the Formation Transactions, the Fund was managed by Triangle Capital Partners, LLC, a related party that is majority-owned by Triangle Capital Corporation’s Chief Executive Officer and two of Triangle Capital Corporation’s managing directors. Triangle Capital Partners, LLC was entitled to a quarterly management fee, which was payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense were the responsibility of the Fund. The management fees paid to Triangle Capital Partners, LLC for the period from January 1, 2007 to February 21, 2007 (the date of the Formation Transactions) was $232,423 and for the three and nine months ended September 30, 2006 were $398,441 and $1,190,632, respectively. In conjunction with the completion of the Offering in February 2007, the management agreement between the Fund and Triangle Capital Partners, LLC was terminated, and the Fund entered into a new management agreement with Triangle Capital Corporation. Under this agreement, Triangle Capital Corporation is entitled to a quarterly management fee, which is payable at an annual rate ranging from 2.0% to 2.5% of the sum of i) the Fund’s unreduced regulatory capital and ii) the Fund’s assumed SBA leverage. The management fee expense payable to Triangle Capital Corporation for the three and nine months ended September 30, 2007 was $956,550 and $2,070,865, respectively.
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
2. INVESTMENTS
     Summaries of the composition of the Fund’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
September 30, 2007:
Subordinated debt and 2nd lien notes	$69,479,614	77%	$69,479,614	73%
Senior debt	10,856,934	12	10,856,934	11
Equity shares	8,699,689	10	12,517,700	13
Equity warrants	962,457	1	2,715,803	3
Royalty rights	—	—	308,800	—

	$89,998,694	100%	$95,878,851	100%

December 31, 2006:
Subordinated debt and 2nd lien notes	$48,788,108	93%	$47,323,885	86%
Equity shares	2,714,833	5	5,633,283	10
Equity warrants	1,158,411	2	1,789,260	3
Royalty rights	—	—	250,000	1

	$52,661,352	100%	$54,996,428	100%

     The Fund invests in portfolio companies in the United States, with an emphasis on the Southeast. The following tables show the portfolio composition by geographic location at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
September 30, 2007:
Southeast	$55,608,804	62%	$60,623,970	63%
Non-Southeast	34,389,890	38	35,254,881	37

	$89,998,694	100%	$95,878,851	100%

December 31, 2006:
Southeast	$27,500,525	52%	$30,403,524	55%
Non-Southeast	25,160,827	48	24,592,904	45

	$52,661,352	100%	$54,996,428	100%

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
     Debt and equity securities that are not publicly traded and for which a market does not exist are valued at fair value as determined in good faith by the Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon the facts and circumstances of each individual case. In general, fair value is the amount that the Fund might reasonably expect to receive upon the current sale of the security which, for investments that are less than nine months old, typically equates to the original cost basis unless there has been significant over–performance or under–performance by the portfolio company or an extraordinary event affecting the portfolio company. In making the good faith determination of the value of these securities, the Fund starts with the cost basis of the security, which includes the amortized original issue discount, and payment–in–kind (PIK) interest, if any. Management evaluates the investments in portfolio companies using the portfolio company’s most recent financial statements and forecasts. Management also consults with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, the Fund considers generally accepted valuation methodologies. These valuation techniques consist of (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities. The Fund also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held.
     Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third party valuation consulting services to the Fund which consist of certain limited procedures that the Fund identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). It is the Fund’s policy to request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment.
     As of September 30, 2006, the Fund asked Duff & Phelps to perform the procedures on investments in 17 portfolio companies comprising 100% of the total investments at fair value as of September 30, 2006. As of December 31, 2006, the Fund asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 41% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2006. For the quarter ended March 31, 2007, the Fund asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2007. For the quarter ended June 30, 2007, the Fund asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 28% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2007. For the quarter ended September 30, 2007, the Fund asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2007. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Fund’s investments in good faith.
     When originating a debt security, the Fund will sometimes receive warrants or other equity–related securities from the borrower. The Fund determines the cost basis of the warrants or other equity–related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity–related securities received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrant or other equity instruments is treated as original issue discount and accreted into interest income over the life of the loan.
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
Payment in Kind Interest
     The Fund holds loans in its portfolio that contain a payment in kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. Thus, the actual collection of this interest generally occurs at the time of loan principal repayment. The Fund will generally cease accruing PIK interest if there is insufficient value to support the accrual or if the investee is not expected to be able to pay all principal and interest due.
Concentration of Credit Risk
     The Fund’s investments are generally in lower middle–market companies in a variety of industries. As of September 30, 2007, there was one investment that represented greater than 10% of the Fund’s portfolio and as of December 31, 2006, there was no individual investment greater than 10% of the Fund’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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
4. LONG–TERM DEBT
     The Fund has the following debentures outstanding guaranteed by the SBA:

		Prioritized	September 30,	December 31,
Issuance Date	Maturity Date	Return Rate	2007	2006

September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
February 1, 2007	March 1, 2017	6.231%	4,000,000	—

			$35,800,000	$31,800,000

     Interest on the debentures is payable semi–annually. There are no principal payments required on these debentures prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of September 30, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases). With $63.3 million of regulatory capital as of September 30, 2007, the Fund has the current capacity to issue up to a total of $126.5 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, the Fund has paid commitment fees for and has a commitment from the SBA to issue a total of $41.9 million of SBA guaranteed debentures, of which $35.8 million are outstanding as of September 30, 2007. In order to access the additional $84.6 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $846,000. In addition to the one–time 1.0% fee on the total commitment from the SBA, the Fund also pays a one–time 2.5% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of September 30, 2007 and December 31, 2006 were 5.819% and 5.767%, respectively.
5. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006

Net assets at end of period	$73,396,826	$22,744,252
Average net assets	$54,684,615	$19,700,658
Ratio of operating expenses to average net assets (annualized)	9.6%	13.6%
Ratio of net investment income to average net assets (annualized)	10.3%	11.8%
Portfolio turnover ratio	7.4%	9.4%
6. SUBSEQUENT EVENTS
     On October 25, 2007, the Fund invested $4.0 million and $3.1 million in first lien and second lien senior debt, respectively, of FCL Graphics, Inc. (“FCL Graphics”), a provider of commercial printing services based in Chicago, Illinois. Under the terms of the investments, FCL Graphics will pay interest on the first lien senior debt at floating rates ranging from LIBOR plus 350 basis points per annum to LIBOR plus 750 basis points per annum and will pay interest on the second lien senior debt at a fixed rate of 18.0%.
     On October 25, 2007, the Fund invested approximately $3.3 million and $0.2 million in senior and junior subordinated debt, respectively, of Energy Hardware Holdings, LLC (“EH Holdings”), a global distributor of machined parts to the power generation industry based in South Carolina. Under the terms of the investments, EH Holdings will pay interest on the senior subordinated debt at a fixed rate of 14.5% per annum and will pay interest on the junior subordinated debt at a fixed rate of 8.0% per annum.

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
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 11.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of September 30, 2007 and December 31, 2006, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 13.8% and 14.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 12.4% and 13.3% as of September 30, 2007 and December 31, 2006, respectively.
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

Portfolio Composition
     The total value of our investment portfolio was $95.9 million as of September 30, 2007, as compared to $55.0 million as of December 31, 2006. As of September 30, 2007, we had investments in 24 portfolio companies with an aggregate cost of $90.0 million. As of December 31, 2006, we had investments in 19 portfolio companies with an aggregate cost of $52.7 million. As of September 30, 2007, we had one portfolio investment that represented greater than 10% of the total fair value of our investment portfolio. As of December 31, 2006, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
     As of September 30, 2007 and December 31, 2006, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
September 30, 2007:
Subordinated debt and 2nd lien notes	$69,479,614	77%	$69,479,614	73%
Senior debt	10,856,934	12	10,856,934	11
Equity shares	8,699,689	10	12,517,700	13
Equity warrants	962,457	1	2,715,803	3
Royalty rights	—	—	308,800	—

	$89,998,694	100%	$95,878,851	100%

December 31, 2006:
Subordinated debt and 2nd lien notes	$48,788,108	93%	$47,323,885	86%
Equity shares	2,714,833	5	5,633,283	10
Equity warrants	1,158,411	2	1,789,260	3
Royalty rights	—	—	250,000	1

	$52,661,352	100%	$54,996,428	100%

     A summary of our investment portfolio by the geographic location of our portfolio companies is as follows:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
September 30, 2007:
Southeast	$55,608,804	62%	$60,623,970	63%
Non-Southeast	34,389,890	38	35,254,881	37

	$89,998,694	100%	$95,878,851	100%

December 31, 2006:
Southeast	$27,500,525	52%	$30,403,524	55%
Non-Southeast	25,160,827	48	24,592,904	45

	$52,661,352	100%	$54,996,428	100%

     Investment Activity
     During the three months ended September 30, 2007, we made two new investments totaling $11.2 million and one additional debt investment in an existing portfolio company of $1.9 million. We received principal prepayments from two portfolio companies totaling $3.2 million, which resulted in a realized gain of approximately $0.1 million. In addition, we received normal principal repayments and PIK interest repayments totaling approximately $0.2 million in the three months ended September 30, 2007.
     Total portfolio investment activity for the three months ended September 30, 2007 was as follows:

Three Months
Ended
September 30, 2007
Fair value of portfolio, July 1, 2007	$84,328,042
New investments	13,121,373
Principal repayments and payment in kind interest payments received	(3,277,326)
Payment in kind interest earned	420,594
Accretion/writeoff of loan discounts	52,502
Net unrealized gain on investments	1,233,666

Fair value of portfolio, September 30, 2007	$95,878,851

Weighted average yield on debt investments as of September 30, 2007	13.8%

Weighted average yield on total investments as of September 30, 2007	12.4%

     During the nine months ended September 30, 2007, we made six new investments totaling $40.5 million, one additional debt investment in an existing portfolio company of $1.9 million and one additional equity investment in an existing portfolio company of approximately $0.1 million. We sold one investment in a portfolio company for approximately $1.2 million, resulting in a realized loss of approximately $1.5 million. We received principal prepayments from two portfolio companies totaling $3.2 million, which resulted in a realized gain of approximately $0.1 million. In addition, we received normal principal repayments and PIK interest repayments totaling approximately $0.7 million in the nine months ended September 30, 2007.
     Total portfolio investment activity for the nine months ended September 30, 2007 was as follows:

Nine Months
Ended
September 30, 2007
Fair value of portfolio, January 1, 2007	$54,996,428
New investments	42,534,975
Proceeds from sale of investment	(1,235,777)
Principal repayments and payment in kind interest payments received	(3,841,651)
Payment in kind interest earned	1,044,255
Accretion/writeoff of loan discounts	299,764
Net unrealized gain on investments	2,080,857

Fair value of portfolio, September 30, 2007	$95,878,851

Weighted average yield on debt investments as of September 30, 2007	13.8%

Weighted average yield on total investments as of September 30, 2007	12.4%

Results of Operations
Comparison of three months ended September 30, 2007 and September 30, 2006
Investment Income
     For the three months ended September 30, 2007, total investment income was $3.3 million, a 94% increase from $1.7 million of total investment income for the three months ended September 30, 2006. This increase was primarily attributable to a $1.3 million increase in total loan interest, fee and dividend income due to net increase in our portfolio investments from September 30, 2006 to September 30, 2007. Fee income, consisting primarily of loan prepayment fees, debt amendment fees and certain management and advisory fees was approximately $0.3 million for the three months ended September 30, 2007 compared with no fee income in the three months ended September 30, 2006. In addition, interest income from cash and cash equivalent investments increased by $0.1 million due to a significant increase in average cash balances in the third quarter of 2007 over the comparable period in 2006 resulting from the receipt of partner’s capital contributions of $42.0 million in the first nine months of 2007.
Expenses
     For the three months ended September 30, 2007, expenses increased by 71% to $1.5 million from $0.9 million for the three months ended September 30, 2006. The increase in expenses was primarily attributable to a $0.6 million increase in management fees. Management fees are calculated based on a percentage of the management fee base, which is generally based on the amount of the Fund’s partners’ capital. As such, the increase in management fees is primarily attributable to the increase in the management fee base from the third quarter of 2006 to the third quarter of 2007.
  Net Investment Income
     As a result of the $1.6 million increase in total investment income and the $0.6 million increase in expenses, net investment income for the three months ended September 30, 2007 was $1.8 million compared to net investment income of $0.8 million during the three months ended September 30, 2006.
Net Increase in Net Assets Resulting From Operations
     During the three months ended September 30, 2007, we recorded net unrealized appreciation of investments in the amount of $1.2 million, comprised of unrealized appreciation on eight investments totaling $2.5 million and unrealized depreciation on ten investments totaling $1.2 million. In addition, we recognized a realized gain of $0.1 million on an investment in a portfolio company during the three months ended September 30, 2007. This realized gain resulted from the writeoff of original issue discount related to the prepayment of the portfolio company’s outstanding subordinated note.
     During the three months ended September 30, 2006, we recorded net unrealized appreciation of investments in the amount of $0.2 million, consisting of unrealized appreciation on two investments totaling $0.3 million and unrealized depreciation on two investments totaling $0.1 million.
     As a result of these events, our net increase in net assets from operations during the three months ended September 30, 2007 was $3.2 million as compared to $1.1 million for the three months ended September 30, 2006.
Comparison of nine months ended September 30, 2007 and September 30, 2006
Investment Income
     For the nine months ended September 30, 2007, total investment income was $8.2 million, a 63% increase from $5.0 million of total investment income for the nine months ended September 30, 2006. This increase was primarily attributable to a $2.4 million increase in total loan interest, fee and dividend income due to a net increase in our portfolio investments from September 30, 2006 to September 30, 2007. Fee income, consisting primarily of loan prepayment fees, debt amendment fees and certain management and advisory fees was approximately $0.5 million for the nine months ended September 30, 2007 compared with $0.2 for the nine months ended September 30, 2006. In addition, interest income from cash and cash equivalent investments increased by $0.5 million due to a significant increase in average cash balances in the first nine months of 2007 over the comparable period in 2006 resulting from the receipt of partner’s capital contributions of $42.0 million in the first nine months of 2007.
Expenses
     For the nine months ended September 30, 2007, expenses increased by 47% to $4.0 million from $2.7 million for the nine months ended September 30, 2006. The increase in expenses was primarily attributable to a $1.1 million increase in management fees and an increase in interest expense of approximately $0.2 million. Management fees are calculated based on a percentage of the management fee base, which is generally the amount of the Fund’s partner’s capital. As such the increase in management fees is primarily attributable to the increase in the management fee base from the first nine months of 2006 to the first nine months of 2007.
  Net Investment Income
     As a result of the $3.2 million increase in total investment income and the $1.3 million increase in expenses, net investment income for the nine months ended September 30, 2007 was $4.2 million compared to net investment income of $2.3 million during the nine months ended September 30, 2006.

Net Increase in Net Assets Resulting From Operations
     For the nine months ended September 30, 2007, net realized loss on non-control/non-affiliate investments was $1.5 million which related to a realized loss on one investment. In addition, we recognized a realized gain of $0.1 million on an affiliate investment during the nine months ended September 30, 2007. This realized gain resulted from the writeoff of original issue discount related to the prepayment of the portfolio company’s outstanding subordinated note. During the nine months ended September 30, 2007, we recorded net unrealized appreciation of investments in the amount of $3.5 million, comprised primarily of an unrealized appreciation reclassification adjustment of approximately $1.5 million related to the realized loss noted above. In addition, in the nine months ended September 30, 2007, we recorded unrealized appreciation on eleven other investments totaling $4.3 million and unrealized depreciation on ten investments totaling $2.2 million.
     For the nine months ended September 30, 2006, net realized gain on non-control/non-affiliate investments was $6.0 million which related to realized gains on two investments. During the nine months ended September 30, 2006, we recorded net unrealized depreciation of investments in the amount of $2.6 million, consisting of (i) unrealized depreciation on three investments totaling $2.8 million, (ii) an unrealized depreciation reclassification adjustment of approximately $0.7 million related to the realized gains noted above and (iii) unrealized appreciation on five investments totaling $1.0 million.
     As a result of these events, our net increase in net assets from operations during the nine months ended September 30, 2007 was $6.5 million as compared to $5.8 million for the nine months ended September 30, 2006.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our anticipated cash flows from operations and the proceeds from the recent Offering will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
     For the nine months ended September 30, 2007, we experienced a net increase in cash and cash equivalents in the amount of $12.4 million. During that period, our operating activities used $32.8 million in cash, and we generated $45.2 million of cash from financing activities, consisting primarily of (i) partner’s capital contributions of $42.0 million and proceeds from borrowings under SBA guaranteed debentures payable of $4.0 million, partially offset by tax distributions to partners of $0.8 million and financing fees paid to the SBA of $0.1 million. At September 30, 2007, we had $14.9 million of cash and cash equivalents on hand.
     For the nine months ended September 30, 2006, we experienced a net increase in cash and cash equivalents in the amount of $1.3 million. During that period, we used $4.3 million in cash to fund operating activities, and we generated $5.6 million of cash from financing activities consisting of limited partner capital contributions of $10.6 million, offset by distributions to limited partners totaling $5.0 million.
     As of September 30, 2007, our net assets totaled $73.4 million and we had approximately $14.9 million in cash and cash equivalents. We intend to generate additional cash from operations, including income earned from investments in our portfolio companies and from the temporary investment of cash in short-term money market accounts. Our primary use of funds will be to make investments in portfolio companies, pay operating expenses and pay interest on our SBA guaranteed debentures. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings of our parent, Triangle Capital Corporation and/or future issuances of SBA backed debentures, to the extent permitted by the SBA and the 1940 Act.
Financing Transactions
     Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue SBA guaranteed debentures at favorable interest rates. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its Regulatory Capital. As of September 30, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases). With $63.3 million of Regulatory Capital as of September 30, 2007, the Fund has the current capacity to issue up to a total of $126.5 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA in the amount of the commitment. Currently, the Fund has paid commitment fees for and has a commitment from the SBA to issue a total of $41.9 million of SBA guaranteed debentures, of which $35.8 million are outstanding as of September 30, 2007. In order to access the additional $84.6 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $846,000.
     Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 1, 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. As of September 30, 2007, the Fund had issued $35.8 million of debentures guaranteed by the SBA, which debentures had a weighted average interest rate of 5.82% per annum.
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
     Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market but for which a limited market exists are valued at the indicative bid price offered on the valuation date. As of September 30, 2007, none of the debt securities in our portfolio were publicly traded or had a limited market, and there was a limited market for one of the equity securities we owned.
     Debt and equity securities that are not publicly traded and for which a market does not exist are valued at fair value as determined in good faith by our board of directors. There is no single standard for determining fair value in good faith, as fair value depends upon the facts and circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security which, for investments that are less than nine months old, typically equates to our original cost basis, unless there has been significant over-performance or under-performance by the portfolio company. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any. Management evaluates our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. Management also consults with portfolio company senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, we consider generally accepted valuation methodologies. These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.
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
     As of September 30, 2006, we asked Duff & Phelps to perform the procedures on investments in 17 portfolio companies comprising 100% of the total investments at fair value as of September 30, 2006. As of December 31, 2006, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 41% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2006. For the quarter ended March 31, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2007. For the quarter ended June 30, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 28% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2007. For the quarter ended September 30, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2007. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
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
     Three members of Triangle Capital Corporation’s management, including its Chief Executive Officer, and two of its Managing Directors, collectively own approximately 67% of Triangle Capital Partners, LLC. As of September 30, 2007, Triangle Capital Partners, LLC owned 10,973 shares of Triangle Capital Corporation’s common stock. Prior to the closing of the Offering, Triangle Capital Partners, LLC provided management and advisory services to the Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received approximately $0.2 million and $1.2 million in management fees from the Fund during the nine months ended September 30, 2007 and 2006, respectively. This agreement terminated upon the closing of the Offering.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income is affected by changes in various interest rates, including LIBOR and prime rates. As of September 30, 2007, approximately 81.6% of our debt investment portfolio bore interest at fixed rates. All of our outstanding indebtedness is currently at fixed rates. See page 7 of this quarterly report for tabular information regarding our investments, interest rates and fair values as of September 30, 2007 which are subject to the aforementioned financial market risks.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.3	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIANGLE MEZZANINE FUND LLLP

By: New Triangle GP, LLC, Its General Partner

By: Triangle Capital Corporation, Its Manager

Date: November 13, 2007	/s/ Garland S. Tucker, III Garland S. Tucker, III
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: November 13, 2007	/s/ Steven C. Lilly Steven C. Lilly
Chief Financial Officer and Director

Date: November 13, 2007	/s/ C. Robert Knox, Jr. C. Robert Knox, Jr.
Controller and Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.3	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.