Form 10-Q
period 2008-03-31
TRIANGLE MEZZANINE FUND LLLP
filed 2008-05-14
CIK 1190711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

TRIANGLE MEZZANINE FUND LLLP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRIANGLE MEZZANINE FUND LLLP
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $78,569,772 and $66,819,386 at March 31, 2008 and December 31, 2007, respectively)	$79,704,224	$69,078,281
Affiliate investments (cost of $28,697,781 and $23,754,295 at March 31, 2008 and December 31, 2007, respectively)	29,132,779	24,307,493
Control investments (cost of $12,959,613 and $15,264,244 at March 31, 2008 and December 31, 2007, respectively)	13,385,613	15,264,244

Total investments at fair value	122,222,616	108,650,018
Deferred loan origination revenue	(1,571,822)	(1,368,603)
Cash and cash equivalents	3,139,502	3,360,184
Interest and fees receivable	404,084	305,159
Receivable from Triangle Capital Corporation	357,063	—
Deferred financing fees	1,752,488	999,159

Total assets	$126,303,931	$111,945,917

Liabilities
Accounts payable and accrued liabilities	$87,218	$—
Interest payable	185,999	698,735
Payable to Triangle Capital Corporation	—	2,668,523
SBA guaranteed debentures payable	47,050,000	37,010,000

Total liabilities	47,323,217	40,377,258

Net Assets
Partner’s capital	65,300,000	63,250,100
Investment income in excess of distributions	9,811,435	3,632,637
Accumulated realized gains on investments	1,873,827	1,873,827
Net unrealized appreciation of investments	1,995,452	2,812,095

Total net assets	78,980,714	71,568,659

Total liabilities and net assets	$126,303,931	$111,945,917

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$1,921,769	$1,155,622
Affiliate investments	748,766	274,614
Control investments	487,434	75,718

Total loan interest, fee and dividend income	3,157,969	1,505,954

Paid-in-kind interest income:
Non-Control / Non-Affiliate investments	296,636	174,796
Affiliate investments	142,552	29,250
Control investments	129,395	42,948

Total paid-in-kind interest income	568,583	246,994

Income from cancellation of management fee payable	3,027,415	—
Interest income from cash and cash equivalent investments	28,483	106,221

Total income	6,782,450	1,859,169

Expenses:
Interest expense	561,815	499,691
Amortization of deferred financing fees	40,141	27,108
Management fees	—	403,565
General and administrative expenses	1,696	8,602

Total expenses	603,652	938,966

Net investment income	6,178,798	920,203

Net realized loss on investment — Non Control / Non-Affiliate	—	(1,464,224)
Net unrealized appreciation (depreciation) of investments	(816,643)	1,725,329

Total net gain (loss) on investments	(816,643)	261,105

Net increase in net assets resulting from operations	$5,362,155	$1,181,308

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Changes in Net Assets

			Accumulated
		Investment	Realized	Net
		Income	Gains	Unrealized	Total
	Partner’s	in Excess of	(Losses) on	Appreciation of	Net
	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2007	$21,250,100	$1,570,238	$—	$2,335,076	$25,155,414
Partner’s capital contribution	40,000,000	—	—	—	40,000,000
Net investment income	—	920,203	—	—	920,203
Realized loss on investment	—	—	(1,464,224)	1,464,224	—
Net unrealized gains on investments	—	—	—	261,105	261,105
Tax distribution to partners	—	(220,047)	—	—	(220,047)

Balance, March 31, 2007	$61,250,100	$2,270,394	$(1,464,224)	$4,060,405	$66,116,675

			Accumulated
		Investment	Realized	Net
		Income	Gains	Unrealized	Total
	Partner’s	in Excess of	(Losses) on	Appreciation of	Net
	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2008	$63,250,100	$3,632,637	$1,873,827	$2,812,095	$71,568,659
Partner’s capital contribution	2,049,900	—	—	—	2,049,900
Net investment income	—	6,178,798	—	—	6,178,798
Net unrealized losses on investments	—	—	—	(816,643)	(816,643)

Balance, March 31, 2008	$65,300,000	$9,811,435	$1,873,827	$1,995,452	$78,980,714

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,362,155	$1,181,308
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(14,123,791)	(63,602)
Repayments received/sales of portfolio investments	300,404	1,424,112
Loan origination and other fees received	403,889	27,500
Net realized loss on investments	—	1,464,224
Net unrealized depreciation (appreciation) of investments	816,643	(1,725,329)
Paid-in-kind interest accrued, net of payments received	(541,434)	(142,908)
Amortization of deferred financing fees	40,141	27,108
Recognition of loan origination and other fees	(200,670)	(47,057)
Accretion of loan discounts	(24,420)	(51,953)
Changes in operating assets and liabilities:
Interest and fees receivable	(98,925)	(46,782)
Accounts payable and accrued liabilities	87,218	(21,157)
Interest payable	(512,736)	(449,456)
Receivable from/payable to Triangle Capital Corporation	(3,025,586)	17,260

Net cash provided by (used in) operating activities	(11,517,112)	1,593,268

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	10,040,000	4,000,000
Financing fees paid	(793,470)	(97,000)
Partner’s capital contributions	2,049,900	40,000,000
Tax distribution to partners	—	(531,566)

Net cash provided by financing activities	11,296,430	43,371,434

Net increase (decrease) in cash and cash equivalents	(220,682)	44,964,702
Cash and cash equivalents, beginning of period	3,360,184	2,525,105

Cash and cash equivalents, end of period	$3,139,502	$47,489,807

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,074,552	$949,148

Summary of non-cash financing transactions:
Accrued tax distribution to partners	$—	$220,047

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Schedule of Investments March 31, 2008

		Type of Investment			Fair
Portfolio Company	Industry	(1) (2)	Principal Amount	Cost	Value (3)
Non–Control / Non–Affiliate Investments:

Ambient Air Corporation (7%)*	Specialty Trade Contractors	Subordinated Note (12%, Due 03/11)	$3,144,654	$3,049,405	$3,049,405
		Subordinated Note (14%, Due 03/11)	1,872,075	1,872,075	1,872,075
		Common Stock Warrants (455 shares)		142,361	882,800

			5,016,729	5,063,841	5,804,280
APO Newco, LLC (6%)*	Commercial and Consumer Marketing Products	Subordinated Note (14%, Due 03/13)	4,337,078	4,314,941	4,314,941
		Unit purchase warrant (87,302 Class C units)		25,200	273,900

			4,337,078	4,340,141	4,588,841
ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,434,027	2,434,027	2,434,027

			2,434,027	2,434,027	2,434,027
Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,376,823	2,359,270	2,359,270
		Membership unit warrants (15% of units (150 units))		40,800	—

			2,376,823	2,400,070	2,359,270
Assurance Operations Corporation (5%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,876,915	3,876,915	3,643,115
		Common Stock (57 shares)		257,143	48,500

			3,876,915	4,134,058	3,691,615
Bruce Plastics, Inc. (1%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11)	1,500,000	1,416,604	538,404
		Common Stock Warrants (12% of common stock)		108,534	—

			1,500,000	1,525,138	538,404
CV Holdings, LLC (7%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (16%, Due 03/10)	5,052,217	5,052,217	5,052,217
		Royalty rights		—	274,600

			5,052,217	5,052,217	5,326,817
Cyrus Networks, LLC (7%)*	Data Center	Senior Note
	Services Provider	(8%, Due 07/13)	4,595,208	4,595,208	4,595,208
		2nd Lien Note
		(11%, Due 01/14)	980,428	980,428	980,428
		Revolving Line of Credit (8%)	70,880	70,880	70,880

			5,646,516	5,646,516	5,646,516
DataPath, Inc. (1%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	576,400

				101,500	576,400
Eastern Shore Ambulance, Inc. (1%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	1,000,000	961,318	961,318
		Common Stock Warrants (6% of common stock)		55,268	11,200
		Common Stock
		(30 shares)		30,000	2,900

			1,000,000	1,046,586	975,418

		Type of Investment			Fair
Portfolio Company	Industry	(1) (2)	Principal Amount	Cost	Value (3)
Electronic Systems Protection, Inc.	Power Protection
(5%)*	Systems	Subordinated Note
	Manufacturing	(14%, Due 12/15)	$3,013,833	$3,013,833	$3,013,833
		Senior Note
		(7%, Due 01/14)	997,110	997,110	997,110
		Common Stock
		(500 shares)		250,000	250,000

			4,010,943	4,260,943	4,260,943

Energy Hardware Holdings, LLC	Machined Parts	Subordinated Note
(4%)*	Distribution	(14.5%, Due 10/12)	3,285,819	3,285,819	3,285,819
		Junior Subordinated
		Note
		(8%, Due 10/12)	207,667	207,667	207,667

			3,493,486	3,493,486	3,493,486

FCL Graphics, Inc. (9%)*	Commercial Printing	Senior Note
	Services	(7%, Due 10/12)	1,880,000	1,880,000	1,880,000
		Senior Note
		(12%, Due 10/13)	2,000,000	2,000,000	2,000,000
		2nd Lien Note
		(18%, Due 4/14)	3,205,492	3,205,492	3,205,492

			7,085,492	7,085,492	7,085,492

Fire Sprinkler Systems, Inc.	Specialty Trade	Subordinated Notes
(3%)*	Contractors	(13%—17.5%, Due
		04/11)	2,441,060	2,441,060	2,441,060
		Common Stock (250
		shares)		250,000	—

			2,441,060	2,691,060	2,441,060

Flint Acquisition Corporation	Specialty Chemical	Subordinated Note
(6%)*	Manufacturer	(12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock (9,875
		shares)		308,333	1,097,100

			3,750,000	4,058,333	4,847,100

Garden Fresh Restaurant Corp.	Restaurant	2nd Lien Note
(4%)*		(13%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units
		(5,000 units)		500,000	450,900

			3,000,000	3,500,000	3,450,900

Gerli & Company (4%)*	Specialty Woven
	Fabrics	Subordinated Note
	Manufacturer	(14%, Due 08/11)	3,129,726	3,076,896	3,076,896
		Common Stock
		Warrants (56,559 shares)		83,414	29,400

			3,129,726	3,160,310	3,106,296

Library Systems & Services, LLC	Municipal Business	Subordinated Note
(3%)*	Services	(12%, Due 03/11)	2,000,000	1,963,309	1,963,309
		Common Stock Warrants
		(112 shares)		58,995	560,300

			2,000,000	2,022,304	2,523,609

Syrgis Holdings, Inc. (7%)*	Specialty Chemical	Senior Note
	Manufacturer	(9%, Due 08/12-02/14)	4,865,000	4,865,000	4,865,000
		Common Units (2,114
		units)		1,000,000	1,000,000

			4,865,000	5,865,000	5,865,000

TrustHouse Services Group, Inc.	Food Management	Subordinated Note
(6%)*	Services	(14%, Due 03/15)	4,200,000	4,200,000	4,200,000
		Class A Units
		(1,495 units)		475,000	475,000
		Class B Units
		(79 units)		25,000	25,000

			4,200,000	4,700,000	4,700,000

		Type of Investment			Fair
Portfolio Company	Industry	(1) (2)	Principal Amount	Cost	Value (3)
Twin-Star International, Inc. (8%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (13%, Due 04/14)	$4,500,000	$4,500,000	$4,500,000
		Senior Note (8%, Due 04/13)	1,488,750	1,488,750	1,488,750

			5,988,750	5,988,750	5,988,750

Subtotal Non–Control / Non–Affiliate Investments			75,204,762	78,569,772	79,704,224

Affiliate Investments:
Asset Point, LLC (6%)*	Asset Management Software Provider	Subordinated Note (15%, Due 03/13)	4,309,151	4,309,151	4,309,151
		Membership Units (10 units)		500,000	500,000

			4,309,151	4,809,151	4,809,151

Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment Manufacturer	Subordinated Note (14%, Due 01/11)	2,091,861	2,091,861	2,091,861
		Common Stock (34,100 shares)		200,000	428,000
		Common Stock Warrant (1,000 shares)		—	9,600

			2,091,861	2,291,861	2,529,461
Brantley Transportation, LLC (“Brantley Transportation”) (5%)*	Oil and Gas Services	Subordinated Note – Brantley Transportation (14%, Due 12/12)	3,800,000	3,771,580	3,771,580

			3,800,000	3,771,580	3,771,580

Dyson Corporation (14%)*	Custom Forging and Fastener Supplies	Subordinated Note (15%, Due 12/13)	10,085,262	10,085,262	10,085,262
		Class A Units (1,000,000 units)		1,000,000	1,000,000

			10,085,262	11,085,262	11,085,262

Equisales, LLC (8%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,176,325	6,176,325	6,176,325

			6,176,325	6,176,325	6,176,325

Genapure Corporation (“Genapure”) and Genpref, LLC (“Genpref”) (4) (1%)*	Lab Testing Services	Genapure Common Stock (4,286 shares)		500,000	675,122
		Genpref Preferred Stock (455 shares)		63,602	85,878

				563,602	761,000

Subtotal Affiliate Investments			26,462,599	28,697,781	29,132,779

		Type of Investment			Fair
Portfolio Company	Industry	(1) (2)	Principal Amount	Cost	Value (3)
Control Investments:

Fischbein, LLC (17%)*	Packaging and
	Materials Handling
	Equipment	Subordinated Note
	Manufacturer	(16.5%, Due 05/13)	$8,759,613	$8,759,613	$8,759,613
		Membership Units
		(4,200,000 units)		4,200,000	4,626,000

			8,759,613	12,959,613	13,385,613

Subtotal Control Investments			8,759,613	12,959,613	13,385,613

Total Investments, March 31, 2008 (155%)*			$110,426,974	$120,227,166	$122,222,616

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid–in–kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.
See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Schedule of Investments
December 31, 2007

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non—Control / Non—Affiliate Investments:

Ambient Air Corporation (8%)*	Specialty Trade Contractors	Subordinated Note (12%, Due 03/11)	$3,144,654	$3,042,889	$3,042,889
		Subordinated Note (14%, Due 03/11) Common Stock Warrants (455 shares)	1,872,075	1,872,075 142,361	1,872,075 929,700

			5,016,729	5,057,325	5,844,664

APO Newco, LLC (6%)*	Commercial and Consumer	Subordinated Note (14%, Due 03/13)
	Marketing Products		4,315,262	4,292,325	4,292,325
		Unit purchase warrant (87,302 Class C units)		25,200	199,000

			4,315,262	4,317,525	4,491,325

Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,441,824	2,422,091	2,422,091
		Membership unit warrants (15% of units (150 units))		40,800	9,800

			2,441,824	2,462,891	2,431,891

Assurance Operations Corporation (5%)*	Auto Components/ Metal Fabrication	Subordinated Note (17%, Due 03/12) Common Stock (200 shares)	3,828,527	3,828,527 200,000	3,828,527 —

			3,828,527	4,028,527	3,828,527
Bruce Plastics, Inc. (2%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11) Common Stock	1,500,000	1,412,046	1,412,046
		Warrants (12% of common stock)		108,534	—

			1,500,000	1,520,580	1,412,046

CV Holdings, LLC (7%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (16%, Due 03/10)	4,976,360	4,976,360	4,976,360
		Royalty rights		—	197,900

			4,976,360	4,976,360	5,174,260

Cyrus Networks, LLC (7%)*	Data Center Services Provider	Senior Note (9%, Due 07/13)	4,382,257	4,382,257	4,382,257
		2nd Lien Note (12%, Due 01/14)	907,663	907,663	907,663
		Revolving Line of Credit (9%)	70,880	70,880	70,880

			5,360,800	5,360,800	5,360,800
DataPath, Inc. (1%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	576,400

				101,500	576,400

Eastern Shore Ambulance, Inc. (1%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11) Common Stock	1,000,000	958,715	958,715
		Warrants (6% of common stock)		55,268	7,400
		Common Stock (30 shares)		30,000	1,900

			1,000,000	1,043,983	968,015

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Energy Hardware Holdings, LLC (5%)*	Machined Parts Distribution	Subordinated Note (14.5%, Due 10/12) Junior Subordinated Note	$3,265,142	$3,265,142	$3,265,142
		(8%, Due 10/12)	207,667	207,667	207,667

			3,472,809	3,472,809	3,472,809

FCL Graphics, Inc. (10%)*	Commercial Printing Services	Senior Note (9%, Due 10/12) Senior Note	1,920,000	1,920,000	1,920,000
		(13%, Due 10/13) 2nd Lien Note	2,000,000	2,000,000	2,000,000
		(18%, Due 4/14)	3,145,481	3,145,481	3,145,481

			7,065,481	7,065,481	7,065,481

Fire Sprinkler Systems, Inc. (4%)*	Specialty Trade Contractors	Subordinated Notes (13%—17.5%, Due 04/11)	2,517,986	2,517,986	2,517,986
		Common Stock (250 shares)		250,000	41,700

			2,517,986	2,767,986	2,559,686
Flint Acquisition Corporation (7%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09) Preferred Stock (9,875 shares)	3,750,000	3,750,000 308,333	3,750,000 1,074,100

			3,750,000	4,058,333	4,824,100
Garden Fresh Restaurant Corp. (5%)*	Restaurant	2nd Lien Note (13%, Due 12/11) Membership Units (5,000 units)	3,000,000	3,000,000 500,000	3,000,000 446,600

			3,000,000	3,500,000	3,446,600

Gerli & Company (4%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (14%, Due 08/11) Common Stock Warrants (56,559 shares)	3,114,063	3,057,349 83,414	3,057,349 84,500

			3,114,063	3,140,763	3,141,849
Library Systems & Services, LLC (4%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11) Common Stock Warrants (112 shares)	2,000,000	1,960,528 58,995	1,960,528 594,300

			2,000,000	2,019,523	2,554,828
Syrgis Holdings, Inc. (8%)*	Specialty Chemical Manufacturer	Senior Note (9%, Due 08/12-02/14) Common Units (2,114 units)	4,932,500	4,932,500 1,000,000	4,932,500 1,000,000

			4,932,500	5,932,500	5,932,500
Twin-Star International, Inc. (8%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (13%, Due 04/14) Senior Note (8%, Due 04/13)	4,500,000 1,492,500	4,500,000 1,492,500	4,500,000 1,492,500

			5,992,500	5,992,500	5,992,500

Subtotal Non—Control / Non—Affiliate Investments			64,284,841	66,819,386	69,078,281

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Affiliate Investments:
Axxiom Manufacturing, Inc. (4%)*	Industrial Equipment Manufacturer	Subordinated Note (14%, Due 01/11) Common Stock (34,100 shares) Common Stock Warrant (1,000 shares)	$2,081,321	$2,081,321 200,000 —	$2,081,321 543,600 12,200

			2,081,321	2,281,321	2,637,121
Brantley Transportation, LLC (5%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14%, Due 12/12)	3,800,000	3,770,482	3,770,482

			3,800,000	3,770,482	3,770,482
Dyson Corporation (15%)*	Custom Forging and Fastener Supplies	Subordinated Note (15%, Due 12/13) Class A Units (1,000,000 units)	10,009,167	10,009,167 1,000,000	10,009,167 1,000,000

			10,009,167	11,009,167	11,009,167
Equisales, LLC (9%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,129,723	6,129,723	6,129,723

			6,129,723	6,129,723	6,129,723
Genapure Corporation (“Genapure”) and Genpref, LLC (“Genpref”) (4) (1%)*	Lab Testing Services	Genapure Common Stock (4,286 shares)		500,000	675,122
		Genpref Preferred Stock (455 shares)		63,602	85,878

				563,602	761,000

Subtotal Affiliate Investments			22,020,211	23,754,295	24,307,493
Control Investments:
ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,403,521	2,403,521	2,403,521

			2,403,521	2,403,521	2,403,521

Fischbein, LLC (18%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (16.5%, Due 05/13) Membership Units (4,200,000 units)	8,660,723	8,660,723 4,200,000	8,660,723 4,200,000

			8,660,723	12,860,723	12,860,723

Subtotal Control Investments			11,064,244	15,264,244	15,264,244

Total Investments, December 31, 2007 (152%)*			$97,369,296	$105,837,925	$108,650,018

*	Value as a percent of net assets
(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid—in—kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.
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
     On October 10, 2006, Triangle Capital Corporation (the “Company”), was formed for the purposes of acquiring the Fund, raising capital in an initial public offering (the “Offering”) and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).
     On February 21, 2007, concurrent with the closing of the Offering, the following formation transactions were consummated (the “Formation Transactions”):
•	The Company acquired 100% of the limited partnership interests in the Fund, which became the Company’s wholly owned subsidiary, retained its license to operate as an SBIC and continues to hold its existing investments and make new investments with the proceeds of the Offering; and

•	The Company acquired 100% of the equity interests in Triangle Mezzanine LLC, the former general partner of the Fund (“TML”), and the management agreement between the Fund and Triangle Capital Partners, LLC was terminated.
     As a result of completion of the Offering and formation transactions, the Fund became a 100% wholly owned subsidiary of the Company. The general partner of the Fund is the New Triangle GP, LLC, which is wholly owned by the Company, and holds 0.1% of the Fund and the limited partner of the Fund is the Company, which holds 99.9% of the Fund.
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
     The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Allocations and Distributions of the Fund
     During the three months ended March 31, 2007, the Fund distributed $531,566 in cash to TML, the former General Partner of the Fund and accrued a partners tax distribution payable of $220,047 to TML and the former limited partners, such distribution related to the taxable earnings of the Fund from January 1, 2007 through February 21, 2007. This payable was distributed in the second quarter of 2007.
Management Fee
     Prior to the consummation of the Formation Transactions, the Fund was managed by Triangle Capital Partners, LLC, a related party that is majority-owned by the Company’s Chief Executive Officer and two of the Company’s employees. Triangle Capital Partners, LLC was entitled to a quarterly management fee, which was payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense were the responsibility of the Fund. The management fees for the three months ended March 31, 2007 were $232,423. In conjunction with the completion of the Offering in February 2007, the management agreement between and Fund and Triangle Capital Partners, LLC was terminated, and the Fund entered into a new management agreement with the Company. Under this agreement, the Company is entitled to a quarterly management fee, which is payable at an annual rate ranging from 2.0% to 2.5% of the sum of i) the Fund’s unreduced regulatory capital and ii) the Fund’s assumed SBA leverage. The management fee expense payable to the Company for the three months ended March 31, 2007 was $171,142. The Company elected not to charge the quarterly management fee to the Fund for the three months ended March 31, 2008.
     In the year ended December 31, 2007, the Company charged management fees to the Fund totaling $3,027,415 (the “2007 Management Fee”). During the three months ended March 31, 2008, concurrent with the decision not to charge a management fee to the Fund for the three months ended March 31, 2008, the Company made the decision to cancel the 2007 Management Fee which had previously been accrued as a liability and expensed by the Fund. This amount is reflected in the statement of operations as “Income from cancellation of management fee payable.”
New Accounting Standards
     On January 1, 2008, the Fund adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The definition of fair value retains the exchange price notion used in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, SFAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Fund’s adoption of SFAS 157 resulted in additional unrealized depreciation of approximately $0.2 million. See Note 2 for a further discussion of the impact of the adoption of SFAS 157 on the Fund’s financial statements and for expanded disclosures about the Fund’s fair value measurements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The Fund did not adopt FAS 159.

2. INVESTMENTS
     Summaries of the composition of the Fund’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

March 31, 2008:
Subordinated debt and 2nd lien notes	$94,155,068	79%	$93,043,068	76%
Senior debt	15,896,948	13	15,896,948	13
Equity shares	9,660,578	8	11,240,800	9
Equity warrants	514,572	—	1,767,200	2
Royalty rights	—	—	274,600	—

	$120,227,166	100%	$122,222,616	100%

December 31, 2007:
Subordinated debt and 2nd lien notes	$82,171,781	78%	$82,171,781	76%
Senior debt	14,798,137	14	14,798,137	13
Equity shares	8,353,435	8	9,645,300	9
Equity warrants	514,572	—	1,836,900	2
Royalty rights	—	—	197,900	—

	$105,837,925	100%	$108,650,018	100%

     During the three months ended March 31, 2008, the Fund made three new investments totaling $13.8 million, one additional debt investment in an existing portfolio company of $0.3 million and one additional equity investment in an existing portfolio company of approximately $0.1 million. During the three months ended March 31, 2007, the Fund made one equity investment in an existing portfolio company of approximately $0.1 million.
Valuation of Investments
     The Fund has established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with SFAS 157. Under SFAS 157, a financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy established by SFAS 157 are defined as follows:
     Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
     Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
     Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     The Fund invests primarily in debt and equity of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Fund values all of its investments at fair value, as determined in good faith by the Board of Directors (Level 3 inputs, as further described below). Due to the inherent uncertainty in the valuation process, the Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
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
     In making the good faith determination of the value of debt securities, the Fund starts with the cost basis of the security, which includes the amortized original issue discount, and payment—in—kind (PIK) interest, if any. The Fund also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, the Fund considers valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.
     The following table presents the Fund’s financial instruments carried at fair value as of March 31, 2008, on the consolidated balance sheet by FAS 157 valuation hierarchy, as previously described:

	Fair Value at March 31, 2008
	Level 1	Level 2	Level 3	Total

March 31, 2008:
Portfolio company investments	$—	$—	$122,222,616	$122,222,616

	$—	$—	$122,222,616	$122,222,616

     The following table reconciles the beginning and ending balances of the Fund’s portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008:

Three Months
Ended
March 31, 2008
Fair value of portfolio, January 1, 2008	$108,650,018
New investments	14,123,791
Principal repayments and payment in kind interest payments received	(327,553)
Payment in kind interest earned	568,583
Accretion of loan discounts	24,420
Unrealized losses on investments	(816,643)

Fair value of portfolio, March 31, 2008	$122,222,616

     All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Fund’s statements of operations. $816,643 of unrealized losses on investments during the three months ended March 31, 2008 is related to portfolio company investments that are still held by the Fund as of March 31, 2008.
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
     For the quarter ended March 31, 2008, the Fund asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 32% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2008. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Fund’s investments in good faith.

Warrants
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
Concentration of Credit Risk
     The Fund’s investees are generally lower middle—market companies in a variety of industries. At both March 31, 2008 and December 31, 2007, the Fund had one investment that was individually greater than or equal to 10% of the total fair value of its investment portfolio. This investment represented approximately 11% of the total fair value of the Fund’s investment portfolio as of March 31, 2008 and December 31, 2007. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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
4. LONG—TERM DEBT
     The Fund has the following debentures outstanding guaranteed by the SBA:

		Prioritized	March 31,	December 31,
Issuance/Pooling Date	Maturity Date	Return Rate	2008	2007

September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
February 1, 2007	March 1, 2017	6.231%	4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.191%	6,410,000	1,210,000
March 27, 2008	September 1, 2018	3.788%	4,840,000	—

			$47,050,000	$37,010,000

     Interest payments are payable semi—annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of March 31, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). With $65.3 million of regulatory capital as of March 31, 2008, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. As of March 31, 2008, the Fund had paid commitment fees for and had a commitment from the SBA to issue a total of $96.9 million of SBA guaranteed debentures, of which $47.1 million are outstanding as of March 31, 2008. In order to access the remaining $33.7 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $337,000. In addition to the one—time 1.0% fee on the total commitment from the SBA, the Fund also pays a one—time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of March 31, 2008 and December 31, 2007 were 5.661% and 5.826%, respectively.

5. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Net assets at end of period	$78,980,714	$66,116,675
Average net assets	$74,039,344	$25,475,834
Ratio of operating expenses to average net assets (annualized)	3%	15%
Ratio of net investment income to average net assets (annualized) (1)	17%	14%
Portfolio turnover ratio	0%	0%

(1)	The calculation of the annualized ratio of net investment income to average net assets excludes the impact of income from cancellation of management fee payable recognized in the three months ended March 31, 2008.
6. SUBSEQUENT EVENTS
SBA Guaranteed Debentures Payable
     On April 11, 2008, the Fund borrowed an additional $9.4 million under the SBA debenture commitment.
     On April 28, 2008, the Fund borrowed an additional $15.2 million under the SBA debenture commitment.
Repayment of Loan to Flint Acquisition Corporation
     On April 17, 2008, the Fund’s loan to Flint Acquisition Corporation of approximately $3.8 million was repaid in full. In connection with the repayment, the Fund recognized a prepayment fee of $37,500.
New Portfolio Company Investments
     On April 25, 2008, the Fund invested $9.4 million in Jenkins Restoration, Inc. (“Jenkins”) consisting of $8.0 million in subordinated debt and $1.4 million in convertible debt. Jenkins, headquartered in Sterling, Virginia, is a provider of insurance restoration services, focusing on reconstruction and repair of damage to residential and commercial buildings caused by fire, wind, storm, vandalism, or burglary.
     On April 29, 2008, the Fund made an $8.0 million subordinated debt investment in American De-Rosa Lamparts, LLC (“ADL”). ADL headquartered in Commerce, California, markets a wide variety of lighting products, including fixtures, bulbs, electrical components, glass, and hardware, to maintenance and repair organizations, lighting wholesalers, retailers, and original equipment manufacturers.
     On April 30, 2008, the Fund invested $13.0 million in subordinated debt in Yellowstone Landscape Group, Inc. (“Yellowstone”). Yellowstone, headquartered in Dallas, Texas, is a full-service lawn care provider focused primarily on the commercial market with services including lawn and landscape maintenance, construction/installation, irrigation, turf management, and tree care throughout Texas and the Southeast.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. This discussion should be read in conjunction with the Unaudited Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview of Our Business
     We are a wholly owned subsidiary of Triangle Capital Corporation. Triangle Capital Corporation is a Maryland corporation incorporated on October 10, 2006, for the purposes of acquiring the Fund and TML, raising capital in the Offering and thereafter operating as an internally managed business development company, or BDC under the Investment Company Act of 1940. The Fund is licensed as a small business investment company, or SBIC, by the United States Small Business Administration, or SBA, and has also elected to be treated as a BDC. The Fund has invested primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately held companies located in the United States. Upon the consummation of the Offering, we completed the Formation Transactions described in footnote 1 to our unaudited financial statements included in Item 1 of Part I of this Quarterly Report, at which time the Fund became Triangle Capital Corporation’s wholly-owned subsidiary, and the former partners of the Fund became Triangle Capital Corporation’s stockholders.
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
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 11.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however some of our debt investments pay cash interest on a quarterly basis. As of March 31, 2008 and December 31, 2007, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 13.7% and 13.9%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 12.5% and 12.6% as of March 31, 2008 and December 31, 2007, respectively.
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

Portfolio Composition
     The total value of our investment portfolio was $122.2 million as of March 31, 2008, as compared to $108.7 million as of December 31, 2007. As of March 31, 2008, we had investments in 28 portfolio companies with an aggregate cost of $120.2 million. As of December 31, 2007, we had investments in 25 portfolio companies with an aggregate cost of $105.8 million. As of both March 31, 2008 and December 31, 2007, we had one portfolio investment that represented greater than 10% of the total fair value of our investment portfolio.
     As of March 31, 2008 and December 31, 2007, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

March 31, 2008:
Subordinated debt and 2nd lien notes	$94,155,068	79%	$93,043,068	76%
Senior debt	15,896,948	13	15,896,948	13
Equity shares	9,660,578	8	11,240,800	9
Equity warrants	514,572	—	1,767,200	2
Royalty rights	—	—	274,600	—

	$120,227,166	100%	$122,222,616	100%

December 31, 2007:
Subordinated debt and 2nd lien notes	$82,171,781	78%	$82,171,781	72%
Senior debt	14,798,137	14	14,798,137	13
Equity shares	8,353,435	8	9,645,300	13
Equity warrants	514,572	—	1,836,900	2
Royalty rights	—	—	197,900	—

	$105,837,925	100%	$108,650,018	100%

Investment Activity
     During the quarter ended March 31, 2008, we made three new investments totaling $13.8 million, one additional debt investment in an existing portfolio company of $0.3 million and one additional equity investment in an existing portfolio company of approximately $0.1 million. In addition, we received normal principal repayments and payment in kind (PIK) interest repayments totaling approximately $0.3 million in the three months ended March 31, 2008. Total portfolio investment activity for the three months ended March 31, 2008 was as follows:

Three Months
Ended
March 31, 2008
Fair value of portfolio, January 1, 2008	$108,650,018
New investments	14,123,791
Principal repayments and payment in kind interest payments received	(327,553)
Payment in kind interest earned	568,583
Accretion of loan discounts	24,420
Unrealized loss on investments	(816,643)

Fair value of portfolio, March 31, 2008	$122,222,616

Weighted average yield on debt investments as of March 31, 2008	13.7%

Weighted average yield on total investments as of March 31, 2008	12.5%

Results of Operations
Comparison of three months ended March 31, 2008 and March 31, 2007
Income
     For the three months ended March 31, 2008, total income was $6.8 million, a 265% increase from $1.9 million of total investment income for the three months ended March 31, 2007. This increase was primarily attributable to a $2.0 million increase in total loan interest, fee and dividend income due to net increase in our portfolio investments from March 31, 2007 to March 31, 2008 and income from the cancellation of management fee payable of $3.0 million, offset by a $0.1 million decrease in interest income from cash and cash equivalent investments due to (i) a significant decrease in average cash balances in the first quarter of 2008 over the comparable period in 2007 and (ii) a decrease in overall interest rates. In the year ended December 31, 2007, Triangle Capital Corporation charged management fees to Triangle Mezzanine Fund LLLP totaling $3,027,415 (the “2007 Management Fee”). During the three months ended March 31, 2008, concurrent with Triangle Capital Corporation’s decision not to charge a management fee to Triangle Mezzanine Fund LLLP for the three months ended March 31, 2008, management of Triangle Capital Corporation made the decision to reverse the 2007 Management Fee which had previously been accrued as a liability and expensed by Triangle Mezzanine Fund LLLP.
Expenses
     For the three months ended March 31, 2008, expenses decreased by 36% to $0.6 million from $0.9 million for the three months ended March 31, 2007. The decrease in expenses was primarily attributable to a $0.4 million decrease in management fees. We incurred no management fees in the first quarter of 2008 compared to $0.4 million in management fees in the first quarter of 2007.
Net Investment Income
     As a result of the $4.9 million increase in total investment income and the $0.3 million decrease in expenses, net investment income for the three months ended March 31, 2008 was $6.2 million compared to net investment income of $0.9 million during the three months ended March 31, 2007.
Net Increase in Net Assets Resulting From Operations
     We recorded no realized gains or losses on investments in the three months ended March 31, 2008. For the three months ended March 31, 2007, net realized loss on investments was $1.5 million which related to a realized loss on one investment.
     In the three months ended March 31, 2008, we recorded net unrealized depreciation of investments in the amount of $0.8 million, comprised of unrealized gains on six investments totaling $0.6 million and unrealized losses on eight investments totaling $1.4 million. During the three months ended March 31, 2007, we recorded net unrealized appreciation of investments in the amount of $1.7 million, comprised primarily of an unrealized gain reclassification adjustment of approximately $1.5 million related to the realized loss noted above. In addition, in the three months ended March 31, 2007, we recorded unrealized gains on eleven other investments totaling $0.9 million and unrealized losses on five investments totaling $0.6 million.
     As a result of these events, our net increase in net assets from operations during the three months ended March 31, 2008 was $5.4 million as compared to $1.2 million for the three months ended March 31, 2007.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
     For the three months ended March 31, 2008, we experienced a net decrease in cash and cash equivalents in the amount of $0.2 million. During that period, our operating activities used $11.5 million in cash, consisting primarily of new portfolio investments of $14.1 million, and we generated $11.3 million of cash from financing activities, consisting of proceeds from borrowings under SBA guaranteed debentures payable of $10.0 million and partner’s capital contributions of $2.0 million, partially offset by financing fees paid to the SBA of $0.8 million. At March 31, 2008, we had $3.1 million of cash and cash equivalents on hand.
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

Financing Transactions
     Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of March 31, 2008 is currently $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     With $65.3 million of regulatory capital as of March 31, 2008, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. As of March 31, 2008, the Fund had paid commitment fees for and had a commitment from the SBA to issue a total of $96.9 million of SBA guaranteed debentures, of which $47.1 million are outstanding as of March 31, 2008. In order to access the remaining $33.7 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $337,000. In addition to the one—time 1.0% fee on the total commitment from the SBA, the Company also pays a one—time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of March 31, 2008 was 5.661%.
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
Investment Valuation
     The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (quarterly) basis. As discussed below, we have engaged an independent valuation firm to assist us in our valuation process.
     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.
     SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, SFAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by SFAS 157 are defined as follows:
Level 1 —	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 —	inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. We invest primarily in debt and equity of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, we value all of our investments at fair value, as determined in good faith by our Board of Directors, using Level 3 inputs, as further described below. Due to the inherent uncertainty in the valuation process, our Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
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
     We evaluate the investments in portfolio companies using the most recent portfolio company financial statements and forecasts. We also consult with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. Additionally, we consider some or all of the following factors:
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
     In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes the amortized original issue discount, and payment—in—kind (PIK) interest, if any. We also use a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, we utilize an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.
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

     For the quarter ended March 31, 2008, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 32% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2008. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
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
New Accounting Standards
     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The definition of fair value retains the exchange price notion used in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, SFAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Our adoption of SFAS 157 resulted in additional unrealized depreciation of approximately $0.2 million. See Note 2 to our unaudited financial statements for a further discussion of the impact of the adoption of SFAS 157 on our financial statements and for expanded disclosures about our fair value measurements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. We did not adopt FAS 159.
Off-Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.

Related Party Transactions
     Effective concurrently with the closing of the Offering, TML, the general partner of the Fund, merged into a wholly-owned subsidiary of Triangle Capital Corporation. A substantial majority of the ownership interests of TML at that time were owned by Triangle Capital Corporation’s Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and two of its Managing Directors. As a result of such merger, these five individuals collectively received shares of Triangle Capital Corporation common stock valued at approximately $6.7 million.
     Three members of Triangle Capital Corporation’s management, including its Chief Executive Officer, collectively own approximately 67% of Triangle Capital Partners, LLC. As of March 31, 2008, Triangle Capital Partners, LLC does not own any shares of Triangle Capital Corporation’s common stock. Prior to the closing of the Offering, Triangle Capital Partners, LLC provided management and advisory services to the Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received approximately $0.2 million in management fees from the Fund during the three months ended March 31, 2007. This agreement terminated upon the closing of the Offering.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     This Quarterly Report contains forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of our 2007 Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2008, approximately 81.8% of our debt investments bore interest at fixed rates. All of our SBA leverage is currently at fixed rates.
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

Item 4. Controls and Procedures.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Triangle Mezzanine Fund LLLP is not a party to any pending legal proceedings.
Item 1A. Risk Factors.
     There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.2	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).

10.1	Custodian Agreement with U.S. Bank National Association (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).

10.2	Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 19, 2008 (Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE MEZZANINE FUND LLLP

	By:	New Triangle GP, LLC, Its General Partner

		By:	Triangle Capital Corporation, Its Manager

Date: May 14, 2008		/s/ Garland S. Tucker, III

Garland S. Tucker, III President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 14, 2008		/s/ Steven C. Lilly

Steven C. Lilly Chief Financial Officer and Director

Date: May 14, 2008		/s/ C. Robert Knox, Jr.

C. Robert Knox, Jr. Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.2	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).

10.1	Custodian Agreement with U.S. Bank National Association (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).

10.2	Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 19, 2008 (Filed as 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.