Form 10-Q
period 2008-06-30
TRIANGLE MEZZANINE FUND LLLP
filed 2008-08-13
CIK 1190711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (919) 719-4770
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
All of the registrant’s partnership interests are directly and indirectly owned by Triangle Capital Corporation (File No. 001-33130), which files reports pursuant to the Securities Exchange Act of 1934, as amended.

TRIANGLE MEZZANINE FUND LLLP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRIANGLE MEZZANINE FUND LLLP
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments at fair value:
Non—Control / Non—Affiliate investments (cost of $115,624,742 and $66,129,119 at June 30, 2008 and December 31, 2007, respectively)	$114,911,243	$68,388,014
Affiliate investments (cost of $29,351,814 and $23,289,664 at June 30, 2008 and December 31, 2007, respectively)	30,571,179	23,842,862
Control investments (cost of $12,917,540 and $15,081,164 at June 30, 2008 and December 31, 2007, respectively)	13,975,040	15,081,164

Total investments at fair value	159,457,462	107,312,040
Cash and cash equivalents	2,904,114	3,360,184
Interest and fees receivable	459,990	305,159
Receivable from Triangle Capital Corporation	317,189	—
Deferred financing fees	2,716,415	999,159

Total assets	$165,855,170	$111,976,542

Liabilities
Interest payable	$1,084,994	$698,735
Payable to Triangle Capital Corporation	—	2,668,523
Deferred revenue	—	30,625
SBA guaranteed debentures payable	89,110,000	37,010,000

Total liabilities	90,194,994	40,407,883

Net Assets
Partner’s capital	65,300,000	63,250,100
Investment income in excess of distributions	6,922,982	3,632,637
Accumulated realized gains on investments	1,873,827	1,873,827
Net unrealized appreciation of investments	1,563,367	2,812,095

Total net assets	75,660,176	71,568,659

Total liabilities and net assets	$165,855,170	$111,976,542

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Investment income:
Loan interest, fee and dividend income:
Non—Control / Non—Affiliate investments	$2,797,958	$1,349,014	$4,719,727	$2,504,636
Affiliate investments	886,815	519,000	1,635,581	793,614
Control investments	391,761	408,023	879,195	483,741

Total loan interest, fee and dividend income	4,076,534	2,276,037	7,234,503	3,781,991

Paid—in—kind interest income:
Non—Control / Non—Affiliate investments	572,169	202,009	868,805	376,805
Affiliate investments	170,962	66,292	313,514	95,542
Control investments	130,912	108,365	260,307	151,313

Total paid—in—kind interest income	874,043	376,666	1,442,626	623,660

Income from cancellation of management fee payable	—	—	3,027,415	—
Interest income from cash and cash equivalent investments	28,376	355,460	56,859	461,681

Total investment income	4,978,953	3,008,163	11,761,403	4,867,332

Expenses:
Interest expense	898,995	521,026	1,460,810	1,020,717
Amortization of deferred financing fees	56,028	28,108	96,169	55,216
Management fees	—	943,173	—	1,346,738
General and administrative expenses	12,383	3,999	14,079	12,601

Total expenses	967,406	1,496,306	1,571,058	2,435,272

Net investment income	4,011,547	1,511,857	10,190,345	2,432,060

Net realized loss on investment — Non Control / Non—Affiliate	—	—	—	(1,464,224)
Net unrealized appreciation (depreciation) of investments	(432,085)	586,086	(1,248,728)	2,311,415

Total net gain (loss) on investments	(432,085)	586,086	(1,248,728)	847,191

Net increase in net assets resulting from operations	$3,579,462	$2,097,943	$8,941,617	$3,297,251

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Changes in Net Assets

		Investment	Accumulated	Net
		Income	Realized	Unrealized	Total
	Partner’s	in Excess of	Losses on	Appreciation of	Net
	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2007	$21,250,100	$1,570,238	$—	$2,335,076	$25,155,414
Partner’s capital contribution	42,000,000	—	—	—	42,000,000
Net investment income	—	2,432,060	—	—	2,432,060
Realized loss on investment	—	—	(1,464,224)	1,464,224	—
Net unrealized gains on investments	—	—	—	847,191	847,191
Tax distribution to partners	—	(220,047)	—	—	(220,047)

Balance, June 30, 2007	$63,250,100	$3,782,251	$(1,464,224)	$4,646,491	$70,214,618

		Investment	Accumulated	Net
		Income	Realized	Unrealized	Total
	Partner’s	in Excess of	Gains on	Appreciation of	Net
	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2008	$63,250,100	$3,632,637	$1,873,827	$2,812,095	$71,568,659
Partner’s capital contribution	2,049,900	—	—	—	2,049,900
Net investment income	—	10,190,345	—	—	10,190,345
Net unrealized losses on investments	—	—	—	(1,248,728)	(1,248,728)
Distributions to partners	—	(6,900,000)	—	—	(6,900,000)

Balance, June 30, 2008	$65,300,000	$6,922,982	$1,873,827	$1,563,367	$75,660,176

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007

Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,941,617	$3,279,251
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(57,312,359)	(29,413,602)
Repayments received/sales of portfolio investments	4,445,159	1,534,111
Loan origination and other fees received	1,091,996	642,125
Net realized loss on investments	—	1,464,224
Net unrealized depreciation (appreciation) of investments	1,248,728	(2,311,415)
Paid—in—kind interest accrued, net of payments received	(1,389,162)	(498,684)
Amortization of deferred financing fees	96,169	55,216
Recognition of loan origination and other fees	(210,778)	(243,975)
Accretion of loan discounts	(49,631)	(106,248)
Changes in operating assets and liabilities:
Interest and fees receivable	(154,831)	5,612
Accounts payable and accrued liabilities	—	(92,142)
Interest payable	386,259	71,570
Receivable from / payable to Triangle Capital Corporation	(2,985,712)	959,020

Net cash provided by (used in) operating activities	(45,892,545)	(24,654,937)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	52,100,000	4,000,000
Financing fees paid	(1,813,425)	(97,000)
Partners’ capital contributions	2,049,900	42,000,000
Distributions to partners	(6,900,000)	(751,613)

Net cash provided by financing activities	45,436,475	45,151,387

Net increase (decrease) in cash and cash equivalents	(456,070)	20,496,450
Cash and cash equivalents, beginning of period	3,360,184	2,525,105

Cash and cash equivalents, end of period	$2,904,114	$23,021,555

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,074,552	$949,148

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Unaudited Schedule of Investments
June 30, 2008

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Non—Control / Non—Affiliate Investments:

Ambient Air Corporation (8%)*	Specialty Trade Contractors	Subordinated Note (12%, Due 03/11)	$3,144,654	$3,016,789	$3,016,789
		Subordinated Note (14%, Due 03/11)	1,872,075	1,838,115	1,838,115
		Common Stock Warrants (455 shares)		142,361	892,700

			5,016,729	4,997,265	5,747,604
American De-Rosa Lamparts, LLC and Hallmark Lighting (10%)*	Wholesale and Distribution	Subordinated Note (15.25%, Due 10/13)	8,052,586	7,897,900	7,897,900

			8,052,586	7,897,900	7,897,900
APO Newco, LLC (6%)*	Commercial and Consumer	Subordinated Note (14%, Due 03/13)	4,359,004	4,265,799	4,265,799
	Marketing Products	Unit purchase warrant (87,302 Class C units)		25,200	273,100

			4,359,004	4,290,999	4,538,899
ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,464,919	2,439,537	2,439,537

			2,464,919	2,439,537	2,439,537
Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,333,488	2,299,257	2,075,900
		Membership unit warrants (15% of units (150 units))		40,800	—

			2,333,488	2,340,057	2,075,900
Assurance Operations Corporation (5%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,925,915	3,879,225	3,646,900
		Common Stock (57 shares)		257,143	48,500

			3,925,915	4,136,368	3,695,400
Bruce Plastics, Inc. (0%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11)	1,500,000	1,385,076	—
		Common Stock Warrants (12% of common stock)		108,534	—

			1,500,000	1,493,610	—
CV Holdings, LLC (7%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (16%, Due 03/10)	5,129,230	5,094,457	5,094,457
		Royalty rights		—	274,600

			5,129,230	5,094,457	5,369,057
Cyrus Networks, LLC (8%)*	Data Center Services Provider	Senior Note (6%, Due 07/13)	4,747,722	4,731,423	4,731,423
		2nd Lien Note (10%, Due 01/14)	1,026,385	1,026,385	1,026,385
		Revolving Line of Credit (6%)	253,144	253,144	253,144

			6,027,251	6,010,952	6,010,952
DataPath, Inc. (1%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	636,700

				101,500	636,700

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Eastern Shore Ambulance, Inc. (1%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	$1,000,000	$964,005	$964,005
		Common Stock Warrants (6% of common stock)		55,268	41,300
		Common Stock (30 shares)		30,000	10,800

			1,000,000	1,049,273	1,016,105
Electronic Systems Protection, Inc. (6%)*	Power Protection Systems Manufacturing	Subordinated Note (14%, Due 12/15)	3,028,903	3,000,977	3,000,977
		Senior Note (7%, Due 01/14)	994,219	994,219	994,219
		Common Stock (500 shares)		250,000	250,000

			4,023,122	4,245,196	4,245,196
Energy Hardware Holdings, LLC (5%)*	Machined Parts Distribution	Subordinated Note (14.5%, Due 10/12)	3,306,628	3,242,864	3,242,864
		Junior Subordinated Note (8%, Due 10/12)	207,667	207,667	207,667

			3,514,295	3,450,531	3,450,531
FCL Graphics, Inc. (9%)*	Commercial Printing Services	Senior Note (6%, Due 10/12)	1,789,200	1,782,290	1,782,290
		Senior Note (10%, Due 10/13)	2,000,000	1,992,608	1,992,608
		2nd Lien Note (18%, Due 4/14)	3,265,970	3,254,235	3,254,235

			7,055,170	7,029,133	7,029,133
Fire Sprinkler Systems, Inc. (3%)*	Specialty Trade Contractors	Subordinated Notes (13%—17.5%, Due 04/11)	2,464,428	2,426,940	2,123,100
		Common Stock (250 shares)		271,186	18,000

			2,464,428	2,698,126	2,141,100
Garden Fresh Restaurant Corp. (5%)*	Restaurant	2nd Lien Note (10%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	583,600

			3,000,000	3,500,000	3,583,600
Gerli & Company (4%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (14%, Due 08/11)	3,145,496	3,062,284	3,062,284
		Common Stock Warrants (56,559 shares)		83,414	—

			3,145,496	3,145,698	3,062,284
Inland Pipe Rehabilitation Holding Company LLC (10%)*	Cleaning and Repair Services	Subordinated Note (14%, Due 01/14)	8,012,889	7,292,089	7,292,089
		Membership Interest Purchase Warrant (2.5%)		563,300	563,300

			8,012,889	7,855,389	7,855,389
Jenkins Service, LLC (12%)*	Restoration Services	Subordinated Note (17.5%, Due 04/14)	8,107,945	7,952,853	7,952,853
		Convertible Note (10%, Due 04/14)	1,400,000	1,359,298	1,359,298

			9,507,945	9,312,151	9,312,151
Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,937,506	1,937,506
		Common Stock Warrants (112 shares)		58,995	608,000

			2,000,000	1,996,501	2,545,506

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Syrgis Holdings, Inc. (7%)*	Specialty Chemical Manufacturer	Senior Note (7%, Due 08/12-02/14)	$4,797,500	$4,764,552	$4,764,552
		Common Units (2,114 units)		1,000,000	718,200

			4,797,500	5,764,552	5,482,752
TrustHouse Services Group, Inc. (6%)*	Food Management Services	Subordinated Note (14%, Due 03/15)	4,221,233	4,139,190	4,139,190
		Class A Units (1,495 units)		475,000	475,000
		Class B Units (79 units)		25,000	25,000

			4,221,233	4,639,190	4,639,190
Twin-Star International, Inc. (8%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (13%, Due 04/14)	4,500,000	4,434,146	4,434,146
		Senior Note (6%, Due 04/13)	1,485,000	1,485,000	1,485,000

			5,985,000	5,919,146	5,919,146
Wholesale Floors, Inc. (5%)*	Commercial Services	Subordinated Note (14%, Due 06/14)	3,502,771	3,334,971	3,334,971
		Membership Interest Purchase Warrant (4.0%)		132,800	132,800

			3,502,771	3,467,771	3,467,771
Yellowstone Landscape Group, Inc. (17%)*	Landscaping Services	Subordinated Note (15%, Due 04/14)	13,065,000	12,749,440	12,749,440

			13,065,000	12,749,440	12,749,440

Subtotal Non—Control / Non—Affiliate Investments			114,103,971	115,624,742	114,911,243

Affiliate Investments:

Asset Point, LLC (7)*	Asset Management Software Provider	Subordinated Note (15%, Due 03/13)	5,046,055	4,949,777	4,949,777
		Membership Units (10 units)		500,000	500,000

			5,046,055	5,449,777	5,449,777
Axxiom Manufacturing, Inc. (3)*	Industrial Equipment Manufacturer	Subordinated Note (14%, Due 01/11)	2,102,454	2,077,226	2,077,226
		Common Stock (34,100 shares)		200,000	286,300
		Common Stock Warrant (1,000 shares)		—	6,400

			2,102,454	2,277,226	2,369,926
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (5%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14%, Due 12/12)	3,800,000	3,680,133	3,680,133

			3,800,000	3,680,133	3,680,133
Dyson Corporation (14%)*	Custom Forging and Fastener Supplies	Subordinated Note (15%, Due 12/13)	10,161,935	9,953,777	9,953,777
		Class A Units (1,000,000 units)		1,000,000	1,000,000

			10,161,935	10,953,777	10,953,777

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Equisales, LLC (8%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	$6,223,280	$6,118,966	$6,118,966

			6,223,280	6,118,966	6,118,966
Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	1,291,600

				308,333	1,291,600
Genapure Corporation (“Genapure”) and Genpref, LLC	Lab Testing Services	Genapure Common Stock (4,286 shares)		500,000	627,216
(“Genpref”) (4) (1%)*		Genpref Preferred Stock (455 shares)		63,602	79,784

				563,602	707,000

Subtotal Affiliate Investments			27,333,724	29,351,814	30,571,179

Control Investments:

Fischbein, LLC (18%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	8,859,632	8,717,540	8,717,540
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	5,257,500

			8,859,632	12,917,540	13,975,040

Subtotal Control Investments			8,859,632	12,917,540	13,975,040

Total Investments, June 30, 2008 (211%)*			$150,297,327	$157,894,096	$159,457,462

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Interest rates on subordinated debt include cash interest rate and, where applicable, paid—in—kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.
See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Schedule of Investments
December 31, 2007

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Non—Control / Non—Affiliate Investments:

Ambient Air Corporation (8%)*	Specialty Trade Contractors	Subordinated Note (12%, Due 03/11)	$3,144,654	$2,997,686	$2,997,686
		Subordinated Note (14%, Due 03/11)	1,872,075	1,833,206	1,833,206
		Common Stock Warrants (455 shares)		142,361	929,700

			5,016,729	4,973,253	5,760,592
APO Newco, LLC (6%)*	Commercial and Consumer	Subordinated Note (14%, Due 03/13)	4,315,262	4,214,957	4,214,957
	Marketing Products	Unit purchase warrant (87,302 Class C units)		25,200	199,000

			4,315,262	4,240,157	4,413,957
Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,441,824	2,397,556	2,397,556
		Membership unit warrants (15% of units (150 units))		40,800	9,800

			2,441,824	2,438,356	2,407,356
Assurance Operations Corporation (5%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,828,527	3,776,608	3,776,608
		Common Stock (200 shares)		200,000	—

			3,828,527	3,976,608	3,776,608
Bruce Plastics, Inc. (2%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11)	1,500,000	1,371,527	1,371,527
		Common Stock Warrants (12% of common stock)		108,534	—

			1,500,000	1,480,061	1,371,527
CV Holdings, LLC (7%)*	Specialty Healthcare Products	Subordinated Note (16%, Due 03/10)	4,976,360	4,932,535	4,932,535
	Manufacturer	Royalty rights		—	197,900

			4,976,360	4,932,535	5,130,435
Cyrus Networks, LLC (7%)*	Data Center Services Provider	Senior Note (9%, Due 07/13)	4,382,257	4,364,705	4,364,705
		2nd Lien Note (12%, Due 01/14)	907,663	907,663	907,663
		Revolving Line of Credit (9%)	70,880	70,880	70,880

			5,360,800	5,343,248	5,343,248
DataPath, Inc. (1%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	576,400

				101,500	576,400
Eastern Shore Ambulance, Inc. (1%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	1,000,000	958,715	958,715
		Common Stock Warrants (6% of common stock)		55,268	7,400
		Common Stock (30 shares)		30,000	1,900

			1,000,000	1,043,983	968,015

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Energy Hardware Holdings, LLC (5%)*	Machined Parts Distribution	Subordinated Note (14.5%, Due 10/12)	$3,265,142	$3,196,108	$3,196,108
		Junior Subordinated Note (8%, Due 10/12)	207,667	207,667	207,667

			3,472,809	3,403,775	3,403,775
FCL Graphics, Inc. (10%)*	Commercial Printing Services	Senior Note (9%, Due 10/12)	1,920,000	1,912,331	1,912,331
		Senior Note (13%, Due 10/13)	2,000,000	1,992,061	1,992,061
		2nd Lien Note (18%, Due 4/14)	3,145,481	3,133,096	3,133,096

			7,065,481	7,037,488	7,037,488
Fire Sprinkler Systems, Inc. (4%)*	Specialty Trade Contractors	Subordinated Notes (13%—17.5%, Due 04/11)	2,517,986	2,474,943	2,474,943
		Common Stock (250 shares)		250,000	41,700

			2,517,986	2,724,943	2,516,643
Flint Acquisition Corporation (7%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09)	3,750,000	3,719,770	3,719,770
		Preferred Stock (9,875 shares)		308,333	1,074,100

			3,750,000	4,028,103	4,793,870
Garden Fresh Restaurant Corp. (5%)*	Restaurant	2nd Lien Note (13%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	446,600

			3,000,000	3,500,000	3,446,600
Gerli & Company (4%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (14%, Due 08/11)	3,114,063	3,017,205	3,017,205
		Common Stock Warrants (56,559 shares)		83,414	84,500

			3,114,063	3,100,619	3,101,705
Library Systems & Services, LLC (4%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,927,075	1,927,075
		Common Stock Warrants (112 shares)		58,995	594,300

			2,000,000	1,986,070	2,521,375
Syrgis Holdings, Inc. (8%)*	Specialty Chemical Manufacturer	Senior Note (9%, Due 08/12-02/14)	4,932,500	4,896,481	4,896,481
		Common Units (2,114 units)		1,000,000	1,000,000

			4,932,500	5,896,481	5,896,481
Twin-Star International, Inc. (8%)*	Consumer Home Furnishings	Subordinated Note (13%, Due 04/14)	4,500,000	4,429,439	4,429,439
	Manufacturer	Senior Note (8%, Due 04/13)	1,492,500	1,492,500	1,492,500

			5,992,500	5,921,939	5,921,939

Subtotal Non—Control / Non—Affiliate Investments			64,284,841	66,129,119	68,388,014

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Affiliate Investments:

Axxiom Manufacturing, Inc. (4%)*	Industrial Equipment	Subordinated Note (14%, Due 01/11)	$2,081,321	$2,051,882	$2,051,882
	Manufacturer	Common Stock (34,100 shares)		200,000	543,600
		Common Stock Warrant (1,000 shares)		—	12,200

			2,081,321	2,251,882	2,607,682
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (5%)*	Oil and Gas Services	Subordinated Note – Brantley Transportation (14%, Due 12/12)	3,800,000	3,670,336	3,670,336

			3,800,000	3,670,336	3,670,336
Dyson Corporation (15%)*	Custom Forging and Fastener	Subordinated Note (15%, Due 12/13)	10,009,167	9,789,167	9,789,167
	Supplies	Class A Units (1,000,000 units)		1,000,000	1,000,000

			10,009,167	10,789,167	10,789,167
Equisales, LLC (8%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,129,723	6,014,677	6,014,677

			6,129,723	6,014,677	6,014,677
Genapure Corporation (“Genapure”) and Genpref, LLC (“Genpref”) (4) (1%)*	Lab Testing Services	Genapure Common Stock (4,286 shares)		500,000	675,122
		Genpref Preferred Stock (455 shares)		63,602	85,878

				563,602	761,000

Subtotal Affiliate Investments			22,020,211	23,289,664	23,842,862

Control Investments:

ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	$2,403,521	$2,373,358	$2,373,358

			2,403,521	2,373,358	2,373,358
Fischbein, LLC (18%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	8,660,723	8,507,806	8,507,806
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	4,200,000

			8,660,723	12,707,806	12,707,806

Subtotal Control Investments			11,064,244	15,081,164	15,081,164

Total Investments, December 31, 2007 (150%)*			$97,369,296	$104,499,947	$107,312,040

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Interest rates on subordinated debt include cash interest rate and, where applicable, paid—in—kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.
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
     The Fund currently operates as a closed-end, non-diversified investment company and has elected to be treated as a BDC under the 1940 Act. The Company is internally managed by its executive officers (previously employed by the Fund’s external manager) under the supervision of its board of directors. For all periods subsequent to the consummation of the Offering and the Formation Transactions, the Company does not pay management or advisory fees, but instead incurs the operating costs associated with employing executive management and investment and portfolio management professionals.
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
Allocations and Distributions of the Fund
     During the three and six months ended June 30, 2008, the Fund distributed $6,900,000 in cash to the company. During the six months ended June 30, 2007, the Fund distributed $751,613 in cash to the former General and Limited Partners of the Fund.

Management Fee
     Prior to the consummation of the Formation Transactions, the Fund was managed by Triangle Capital Partners, LLC, a related party that is majority-owned by the Company’s Chief Executive Officer and two of the Company’s employees. Triangle Capital Partners, LLC was entitled to a quarterly management fee, which was payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense were the responsibility of the Fund. The management fees for the three and six months ended June 30, 2007 were $0 and $232,423, respectively. In conjunction with the completion of the Offering in February 2007, the management agreement between and Fund and Triangle Capital Partners, LLC was terminated, and the Fund entered into a new management agreement with the Company. Under this agreement, the Company is entitled to a quarterly management fee, which is payable at an annual rate ranging from 2.0% to 2.5% of the sum of i) the Fund’s unreduced regulatory capital and ii) the Fund’s assumed SBA leverage. The management fee expense payable to the Company for the three and six months ended June 30, 2007 was $943,173 and $1,114,315, respectively. The Company elected not to charge the quarterly management fee to the Fund for the three and six months ended June 30, 2008.
     In the year ended December 31, 2007, the Company charged management fees to the Fund totaling $3,027,415 (the “2007 Management Fee”). During the three months ended March 31, 2008, the Company made the decision to cancel the 2007 Management Fee which had previously been accrued as a liability and expensed by the Fund. This amount is reflected in the statement of operations as “Income from cancellation of management fee payable.”
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The Fund did not adopt SFAS 159.

2. INVESTMENTS
     As described above, effective January 1, 2008, the Fund adopted SFAS 157 for its financial assets. The Fund has changed its balance sheet presentation for all periods to reclassify deferred loan origination revenue to the associated debt investments. Prior to the adoption of SFAS 157, the Fund reported deferred loan origination revenue as a single line item on the Balance Sheets. This change in presentation had no impact on the aggregate net cost or fair value of the Fund’s investment portfolio and had no impact on the Fund’s financial position or results of operations.
     Summaries of the composition of the Fund’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of Total		Percentage of Total
	Cost	Portfolio	Fair Value	Portfolio

June 30, 2008:
Subordinated debt and 2nd lien notes	$130,998,424	83%	$128,853,826	81%
Senior debt	16,003,236	10	16,003,236	10
Equity shares	9,681,764	6	11,808,200	7
Equity warrants	1,210,672	1	2,517,600	2
Royalty rights	—	—	274,600	—

	$157,894,096	100%	$159,457,462	100%

December 31, 2007:
Subordinated debt and 2nd lien notes	$80,902,982	77%	$80,902,982	75%
Senior debt	14,728,958	14	14,728,958	14
Equity shares	8,353,435	8	9,645,300	9
Equity warrants	514,572	1	1,836,900	2
Royalty rights	—	—	197,900	—

	$104,499,947	100%	$107,312,040	100%

     During the three months ended June 30, 2008, the Fund made five new investments totaling $41.9 million, two additional debt investments in existing portfolio companies of $1.3 million and one additional equity investment in an existing portfolio company of approximately $21,000. During the six months ended June 30, 2008, the Fund made eight new investments totaling $56.4 million, one additional debt investment in an existing portfolio company of $0.9 million and two additional equity investments in existing portfolio companies of approximately $0.1 million.
     During the three months ended June 30, 2007, the Fund made four new investments totaling $29.3 million. During the six months ended June 30, 2007, the Fund made four new investments totaling $29.3 million and one equity investment in an existing portfolio company of approximately $0.1 million.
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
     The following table presents the Fund’s financial instruments carried at fair value as of June 30, 2008, on the consolidated balance sheet by SFAS 157 valuation hierarchy, as previously described:

	Fair Value at June 30, 2008
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$159,457,462	$159,457,462

	$—	$—	$159,457,462	$159,457,462

     The following table reconciles the beginning and ending balances of the Fund’s portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008:

Six Months Ended
June 30, 2008

Fair value of portfolio, January 1, 2008	$107,312,040
New investments	57,312,359
Loan origination fees received	(1,091,996)
Principal repayments and payment in kind interest payments received	(4,498,623)
Payment in kind interest earned	1,442,626
Accretion of loan discounts	49,631
Accretion of deferred loan origination revenue	180,153
Unrealized losses on investments	(1,248,728)

Fair value of portfolio, June 30, 2008	$159,457,462

     All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Fund’s statements of operations. Net unrealized losses on investments of $(432,084) and $(1,248,727), respectively, during the three and six months ended June 30, 2008 are related to portfolio company investments that are still held by the Fund as of June 30, 2008.
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
     For the quarter ended March 31, 2008, the Fund asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 32% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2008. For the quarter ended June 30, 2008, the Fund asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 19% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2008. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Fund’s investments in good faith.
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
Concentration of Credit Risk

     The Fund’s investees are generally lower middle—market companies in a variety of industries. At June 30, 2008, the Fund had no investments that were individually greater than or equal to 10% of the total fair value of its investment portfolio. At December 31, 2007, the Fund had one investment that was individually greater than or equal to 10% of the total fair value of its investment portfolio. This investment represented approximately 11% of the total fair value of the Fund’s investment portfolio as of December 31, 2007. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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
4. LONG—TERM DEBT
     The Fund has the following debentures outstanding guaranteed by the SBA:

		Prioritized Return		June 30,
Issuance/Pooling Date	Maturity Date	Rate		2008	December 31, 2007

September 22, 2004	September 1, 2014	5.539%		$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%		13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%		9,500,000	9,500,000
February 1, 2007	March 1, 2017	6.231%		4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.191%		6,410,000	1,210,000
March 27, 2008	September 1, 2018	3.788	%(1)	4,840,000	—
April 11, 2008	September 1, 2018	3.728	%(1)	9,400,000	—
April 28, 2008	September 1, 2018	4.007	%(1)	15,160,000	—
May 29, 2008	September 1, 2018	3.768	%(1)	5,000,000	—
May 29, 2008	September 1, 2018	3.768	%(1)	5,000,000	—
June 11, 2008	September 1, 2018	3.854	%(1)	5,000,000	—
June 24, 2008	September 1, 2018	3.826	%(1)	2,500,000	—

				$89,110,000	$37,010,000

(1)	Prioritized Return Rates for debentures issued subsequent to March 26, 2008 are interim rates set by the SBA. These debentures will be pooled in September 2008 and at that time, a permanent Prioritized Return Rate for these debentures will be established by the SBA.
     Interest payments are payable semi—annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of June 30, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). With $65.3 million of regulatory capital as of June 30, 2008, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. As of June 30, 2008, the Fund had paid commitment fees for and had a commitment from the SBA to issue a total of $96.9 million of SBA guaranteed debentures, of which $89.1 million are outstanding as of June 30, 2008. On July 9, 2008, the Fund received an additional commitment from the SBA of $33.75 million, bringing the total commitment from the SBA up to the statutory limit of $130.6 million. Upon receipt of this commitment, the Fund incurred a 1.0% non-refundable commitment fee of $337,500. In addition to the one—time 1.0% fee on the total commitment from the SBA, the Fund also pays a one—time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of June 30, 2008 and December 31, 2007 were 4.812% and

5.826%, respectively. The calculation of these weighted average interest rates includes the interim rates charged on SBA guaranteed debentures which have not yet been pooled.
5. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007(1)

Net assets at end of period	$75,660,176	$70,214,618
Average net assets	$77,106,606	$46,456,745
Ratio of operating expenses to average net assets (annualized)	4.1%	10.5%
Ratio of net investment income to average net assets (annualized)(1)	18.6%	10.5%
Portfolio turnover ratio	4.1%	2.7%

(1)	The calculation of the annualized ratio of net investment income to average net assets excludes the impact of income from cancellation of management fee payable recognized in the six months ended June 30, 2008.
6. SUBSEQUENT EVENTS
     On July 9, 2008, the Fund received an additional commitment from the SBA of $33.75 million, bringing the total commitment from the SBA up to the statutory limit of $130.6 million. Upon receipt of this commitment, the Fund incurred a 1.0% non-refundable commitment fee of $337,500.

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
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 11.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however some of our debt investments pay cash interest on a quarterly basis. As of June 30, 2008 and December 31, 2007, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 14.0% and 13.9%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 13.1% and 12.6% as of June 30, 2008 and December 31, 2007, respectively.
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
Portfolio Composition
     The total value of our investment portfolio was $159.5 million as of June 30, 2008, as compared to $107.3 million as of December 31, 2007. As of June 30, 2008, we had investments in 33 portfolio companies with an aggregate cost of $157.9 million. As of December 31, 2007, we had investments in 25 portfolio companies with an aggregate cost of $104.5 million. As of June 30, 2008, we had no portfolio investments that represented greater than 10% of the total fair value of our investment portfolio. As of December 31, 2007, we had one portfolio investment that represented greater than 10% of the total fair value of our investment portfolio.

     As of June 30, 2008 and December 31, 2007, our investment portfolio consisted of the following investments:

		Percentage of Total		Percentage of Total
	Cost	Portfolio	Fair Value	Portfolio

June 30, 2008:
Subordinated debt and 2nd lien notes(1)	$130,998,424	83%	$128,853,826	81%
Senior debt(1)	16,003,236	10	16,003,236	10
Equity shares	9,681,764	6	11,808,200	7
Equity warrants	1,210,672	1	2,517,600	2
Royalty rights	—	—	274,600	—

	$157,894,096	100%	$159,457,462	100%

December 31, 2007:
Subordinated debt and 2nd lien notes(1)	$80,902,982	77%	$80,902,982	75%
Senior debt(1)	14,728,958	14	14,728,958	14
Equity shares	8,353,435	8	9,645,300	9
Equity warrants	514,572	1	1,836,900	2
Royalty rights	—	—	197,900	—

	$104,499,947	100%	$107,312,040	100%

(1)	We have changed our balance sheet presentation for all periods to net deferred loan origination revenue against the associated debt investments for all periods subsequent to the adoption of SFAS 157 on January 1, 2008.
Investment Activity
     During the six months ended June 30, 2008, we made eight new investments totaling $56.4 million, one additional debt investment in an existing portfolio company of $0.9 million and two additional equity investments in existing portfolio companies of approximately $0.1 million. We had one portfolio company loan repaid at par in the amount of $3.8 million. In addition, we received normal principal repayments and payment in kind (PIK) interest repayments totaling approximately $0.7 million in the six months ended June 30, 2008. Total portfolio investment activity for the six months ended June 30, 2008 was as follows:

Six Months Ended
June 30, 2008(1)

Fair value of portfolio, January 1, 2008	$107,312,040
New investments	57,312,359
Loan origination fees received	(1,091,996)
Principal repayments and payment in kind interest payments received	(4,498,623)
Payment in kind interest earned	1,442,626
Accretion of loan discounts	49,631
Accretion of deferred loan origination revenue	180,153
Unrealized losses on investments	(1,248,728)

Fair value of portfolio, June 30, 2008	$159,457,462

Weighted average yield on debt investments as of June 30, 2008	14.0%

Weighted average yield on total investments as of June 30, 2008	13.1%

(1)	We have changed our balance sheet presentation for all periods to net deferred loan origination revenue against the associated debt investments for all periods subsequent to the adoption of SFAS 157 on January 1, 2008.

Results of Operations
Comparison of three months ended June 30, 2008 and June 30, 2007
Investment Income
     For the three months ended June 30, 2008, total investment income was $5.0 million, a 66% increase from $3.0 million of total investment income for the three months ended June 30, 2007. This increase was primarily attributable to a $1.8 million increase in total loan interest, fee and dividend income and a $0.5 million increase in total paid-in-kind interest income due to a net increase in our portfolio investments from June 30, 2007 to June 30, 2008 offset by a $0.3 million decrease in interest income from cash and cash equivalent investments due to (i) a significant decrease in average cash balances in the second quarter of 2008 over the comparable period in 2007 and (ii) a decrease in overall interest rates. Non-recurring fee income was $0.2 million for both the three months ended June 30, 2008 and 2007.
Expenses
     For the three months ended June 30, 2008, expenses decreased by 35% to $1.0 million from $1.5 million for the three months ended June 30, 2007. The decrease in expenses was primarily attributable to a $0.9 million decrease in management fees, offset by a $0.4 million increase in interest expense. We incurred no management fees in the second quarter of 2008 compared to $0.9 million in management fees in the second quarter of 2007. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the three months ended June 30, 2008 than in the comparable period in 2007.
Net Investment Income
     As a result of the $2.0 million increase in total investment income and the $0.5 million decrease in expenses, net investment income for the three months ended June 30, 2008 was $4.0 million compared to net investment income of $1.5 million during the three months ended June 30, 2007.
Net Increase in Net Assets Resulting From Operations
     In the three months ended June 30, 2008, we recorded net unrealized depreciation of investments in the amount of $0.4 million, comprised of unrealized gains on eight investments totaling $1.1 million and unrealized losses on eight investments totaling $1.5 million. During the three months ended June 30, 2007, we recorded net unrealized appreciation of investments in the amount of $0.6 million, comprised of unrealized gains on eight investments totaling $1.2 million and unrealized losses on eleven investments totaling $0.6 million.
     As a result of these events, our net increase in net assets from operations during the three months ended June 30, 2008 was $3.6 million as compared to $2.1 million for the three months ended June 30, 2007.
Comparison of six months ended June 30, 2008 and June 30, 2007
Investment Income
     For the six months ended June 30, 2008, total investment income was $11.8 million, a 142% increase from $4.9 million of total investment income for the six months ended June 30, 2007. This increase was primarily attributable to (i) a $3.5 million increase in total loan interest, fee and dividend income and a $0.8 million increase in total paid-in-kind interest income due to a net increase in our portfolio investments from June 30, 2007 to June 30, 2008 and (ii) income from the cancellation of management fee payable of $3.0 million, offset by a $0.4 million decrease in interest income from cash and cash equivalent investments due to (i) a significant decrease in average cash balances in the first six months of 2008 over the comparable period in 2007 and (ii) a decrease in overall interest rates. In the year ended December 31, 2007, Triangle Capital Corporation charged management fees to Triangle Mezzanine Fund LLLP totaling $3,027,415 (the “2007 Management Fee”). During the three months ended March 31, 2008, management of Triangle Capital Corporation made the decision to reverse the 2007 Management Fee which had previously been accrued as a liability and expensed by Triangle Mezzanine Fund LLLP. Non-recurring fee income was $0.3 million for the six months ended June 30, 2008 as compared to $0.2 million for the six months ended June 30, 2007.
Expenses
     For the six months ended June 30, 2008, expenses decreased by 35% to $1.6 million from $2.4 million for the six months ended June 30, 2007. The decrease in expenses was primarily attributable to a $1.3 million decrease in management fees, offset by a $0.4 million increase in interest expense. We incurred no management fees in the first six months of 2008 compared to $1.3 million in management fees in the first six months of 2007. The increase in interest expense is related to higher average balances of SBA-

guaranteed debentures outstanding during the six months ended June 30, 2008 than in the comparable period in 2007.
Net Investment Income
     As a result of the $6.9 million increase in total investment income and the $0.8 million decrease in expenses, net investment income for the six months ended June 30, 2008 was $10.2 million compared to net investment income of $2.4 million during the six months ended June 30, 2007.
Net Increase in Net Assets Resulting From Operations
     We recorded no realized gains or losses on investments in the six months ended June 30, 2008. For the six months ended June 30, 2007, net realized loss on investment was $1.5 million, all of which related to one investment.
     In the six months ended June 30, 2008, we recorded net unrealized depreciation of investments in the amount of $1.2 million, comprised of unrealized gains on eight investments totaling $1.7 million and unrealized losses on nine investments totaling $2.9 million. During the six months ended June 30, 2007, we recorded net unrealized appreciation of investments in the amount of $2.3 million, comprised primarily of an unrealized gain reclassification adjustment of approximately $1.5 million related to the realized loss noted above. In addition, in the six months ended June 30, 2007, we recorded unrealized gains on eleven other investments totaling $2.0 million and unrealized losses on eight investments totaling $1.1 million.
     As a result of these events, our net increase in net assets from operations during the six months ended June 30, 2008 was $8.9 million as compared to $3.3 million for the six months ended June 30, 2007.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
     For the six months ended June 30, 2008, we experienced a net decrease in cash and cash equivalents in the amount of $0.5 million. During that period, our operating activities used $45.9 million in cash, consisting primarily of new portfolio investments of $57.3 million, and we generated $45.4 million of cash from financing activities, consisting of proceeds from borrowings under SBA guaranteed debentures payable of $52.1 million and partner’s capital contributions of $2.0 million, partially offset by financing fees paid to the SBA of $1.8 million and distributions to partners of $6.9 million. At June 30, 2008, we had $2.9 million of cash and cash equivalents on hand.
     For the six months ended June 30, 2007, we experienced a net increase in cash and cash equivalents in the amount of $20.5 million. During that period, our operating activities used $24.7 million in cash, and we generated $45.2 million of cash from financing activities, consisting primarily of (i) capital contributions of $42.0 million and (ii) proceeds from borrowings under SBA guaranteed debentures payable of $4.0 million, partially offset by distributions to partners of $0.8 million and financing fees paid to the SBA of $0.1 million. At June 30, 2007, we had $23.0 million of cash and cash equivalents on hand.
Financing Transactions
     Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of June 30, 2008 is currently $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     With $65.3 million of regulatory capital as of June 30, 2008, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. As of June 30, 2008, the Fund had paid commitment fees for and had a commitment from the SBA to issue a total of $96.9 million of SBA guaranteed debentures, of which $89.1 million are outstanding as of June 30, 2008. On July 9, 2008, the Fund received an additional commitment from the SBA of $33.75 million, bringing the total commitment from the SBA up to the statutory limit of $130.6 million. Upon receipt of this commitment, the Fund incurred a 1.0% non-refundable commitment fee of $337,500. In addition to the one—time 1.0% fee on the total commitment from the SBA, the Fund also pays a one—time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of June 30, 2008 was 4.812%. The calculation of these weighted average interest rates includes the interim rates charged on SBA guaranteed debentures which have not yet been pooled.
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
     Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third party valuation consulting services to us, which consist of certain limited procedures that we identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). We generally request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our partners’ best interest, to request Duff &

Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in the portfolio company is determined to be insignificant relative to our total investment portfolio.
     For the quarter ended March 31, 2008, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 32% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2008. For the quarter ended June 30, 2008, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 19% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2008. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. We did not adopt SFAS 159.

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
     Three members of Triangle Capital Corporation management, including its Chief Executive Officer, collectively own approximately 67% of Triangle Capital Partners, LLC. As of June 30, 2008, Triangle Capital Partners, LLC does not own any shares of Triangle Capital Corporation’s common stock. Prior to the closing of the Offering, Triangle Capital Partners, LLC provided management and advisory services to the Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received approximately $0.2 million in management fees from the Fund during the six months ended June 30, 2007. This agreement terminated upon the closing of the Offering.
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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2008, approximately 86.2% of our investment portfolio bore interest at fixed rates. All of our pooled SBA leverage is currently at fixed rates.
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
      Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Triangle Mezzanine Fund LLLP is not a party to any pending legal proceedings.
Item 1A. Risk Factors.
     Except for the risk factors set forth below, there have been no material changes from the risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.
          As a business development company (“BDC”), we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets.
          We believe that substantially all of our investments are currently or will in the future constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
     We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our regulated investment company asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.2	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).

14.1	Code of Conduct

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE MEZZANINE FUND LLLP
	By:	New Triangle GP, LLC, Its General Partner
	By:	Triangle Capital Corporation, Its Manager

Date: August 13, 2008	/s/ Garland S. Tucker, III
Garland S. Tucker, III
President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 13, 2008	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date: August 13, 2008	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.2	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).

14.1	Code of Conduct

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.